Form 10-K405
ONE PRICE CLOTHING STORES INC
filed 1995-03-31
CIK 812446


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

            						      Washington, D.C.  20549

                   						     FORM 10-K

    |x|   Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 (Fee Required)
       	  For the fiscal year ended December 31, 1994
							                                               	 OR

    | |   Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 (No Fee Required)
       	  For the transition period from _______________ to ______________

       	  Commission file number 0-15385

							       ONE PRICE CLOTHING STORES, INC.
						  (Exact name of registrant as specified in its charter)

		     Delaware                                                                             57-0779028
       (State or other jurisdiction of organization)                                        (I.R.S. Employer Identification No

	       1875 East Main Street
	    Highway 290, Commerce Park
	    Duncan, South Carolina                                                                       29334
	    (Address of principal executive offices)                                                         (Zip Code)


      Registrant's telephone number, including area code:  (803) 433-8888

      Securities registered pursuant to Section 12(b) of the Act:          None

      Securities registered pursuant to Section 12(g) of the Act:

									    Common Stock, $0.01 Par Value

										    (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
    Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  x   No  ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  [ x ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1995:
    Common Stock, $0.01 Par Value - $37,911,313

    The number of shares outstanding of the issuer's classes of common stock as of March 23, 1995:
    Common Stock, $0.01 Par Value - 10,311,256 shares

    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the annual shareholders meeting to be held April 19, 1995 are incorporated by reference into Part III.





    PART I

    ITEM 1.     BUSINESS

    General

    One Price Clothing Stores, Inc. (the "Registrant" or the "Company") operates a growing chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories for the uniform retail price of $7. The Company purchases merchandise at heavily discounted prices in large quantities from a broad mix of manufacturers, jobbers, importers and other suppliers. Items offered in the Company's stores typically sell in department and specialty stores for $15 and up. The Company is able to acquire such merchandise at heavily discounted prices because of its willingness to purchase large quantities and odd lots and to buy goods later in the season than most other retailers. The Company's buyers are able to take advantage of situations such as over-production, order cancellations and manufacturers' needs to liquidate stock. This purchasing strategy allows the Company to obtain a price advantage and to react quickly to seasonal fashion preferences and weather conditions affecting consumer spending. It is the Company's policy to offer only first quality apparel; the Company does not purchase "seconds" or irregular merchandise from its suppliers.
    The Company increased its retail price from $6 to $7 on August 5, 1990, the only price increase since the Company began operations in 1984. At this time, management does not anticipate increasing the retail price in the near future.

    Company History and Organization

    The Company opened its first store in August 1984. The Company changed its corporate domicile from South Carolina to Delaware on April 9, 1987 and completed the initial public offering of its Common Stock on May 27, 1987. All information contained herein has been adjusted to reflect the issuance of 10.120811 shares of the Company's Common Stock, $.01 par value, (the "Common Stock") in exchange for each share of Common Stock then outstanding in connection with the Company's re-incorporation in Delaware, a 3-for-2 stock split effected in the form of a stock dividend paid on October 15, 1987, and a 3-for-2 stock split
    effected in the form of a stock dividend paid on April 29, 1994.   On
    February 9, 1994, a wholly-owned subsidiary of the Company, One Price Clothing of Puerto Rico, Inc., was incorporated in Puerto Rico. It commenced operations on May 28, 1994. As used herein, unless the context otherwise indicates, the "Company" refers to One Price Clothing Stores, Inc., a Delaware corporation, to its immediate predecessor, a South Carolina corporation of the same name, to the South Carolina corporation's predecessor, a North Carolina corporation organized in 1984 under the name J. K. Apparel, Inc. and to One Price Clothing of Puerto Rico, Inc.

    Industry Segments

    The Company operates in only one industry segment. All of the Company's assets and significant revenues and pre-tax earnings relate to retail sales of women's and children's apparel and accessories to the general public through Company-operated stores. At the end of fiscal 1994, 1993 and 1992, the Company's total assets were $67,930,000, $64,201,000 and $50,718,000, respectively. Net sales were
    $283,326,000 in fiscal 1994, $234,698,000 in fiscal 1993 and
    $184,149,000 in fiscal 1992. The Company had net income of $4,389,000 in fiscal 1994, $8,724,000 in fiscal 1993 and $6,846,000 in fiscal
    1992. Other than operations in Puerto Rico, the Company had no operations outside the continental United States at the end of fiscal 1994 and no export sales. Reference is hereby made to the financial statements included in Part II for more detailed information about the Company's assets.

    Operations

    The Company operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories for the uniform retail price of $7. The Company registered the trademark "One Price" with the United States Patent and Trademark Office on June 5, 1990 for a five year period with the option to renew upon expiration. The Company intends to apply for renewal for this trademark. The Company applied for renewal and permanent registration of the trademark "Every Day Every Item" in June, 1994 with the United States Patent and Trademark
    Office.   Approval of the application has not yet been obtained.  The
    Company registered "Every Day Every Item", "Todos Los Dias Todos Los Articulos", "One Price" and "Un Solo Precio" in Mexico on June 12, 1993. All Mexican trademarks expire May 14, 2003, with the option to renew them. Management believes that the loss of such trademarks would not have a material adverse effect on the Company's financial position or results of operations.

    The One Price Store.   The Company's typical store has approximately
    3,300 square feet, of which approximately 2,400 square feet is devoted to selling space. All of the Company's stores are located in leased facilities with convenient access to adequate parking or public transportation. At December 31, 1994, approximately 93% of the Company's stores were located in strip shopping centers and the remaining stores were located in malls. The Company does not franchise its stores.

    The Company's stores are primarily located in or near communities with a population of at least 40,000 - 50,000 and above, as well as in large metropolitan areas. Most of the Company's stores are open seven days a week and typical hours of operation are from 10:00 a.m. until 7:00 or 9:00 p.m., Monday through Saturday, with shorter hours on Sunday. A typical store employs a full-time manager and two full-time assistant managers, and most stores employ up to ten additional part-time sales associates.

    The Company's stores are designed for customer convenience and for attractive presentation of merchandise. All apparel is displayed on hangers and is organized by classification, style and color, promoting a pleasant shopping environment and customer convenience.

    The Company's store operations department is headed by a Vice President of Stores who is assisted by two Directors of Store Operations and Regional and District Sales Managers. Each Regional Sales Manager is responsible for approximately 9 districts. Each District Sales Manager is responsible for approximately 10 to 12 stores and visits each store in his or her district on a regular or as-needed basis to provide assistance in promoting sales, training, store layout and merchandise presentation, and to monitor adherence to the Company's operational and management policies.

    Store Locations and Expansion.   At December 31, 1994, the Company
    operated 641 stores in 28 states, including states in the southwest, southeast, northeast, midwest and west coast regions of the United States, and in Puerto Rico.

    The Company opened a net of 101 stores in fiscal 1994. The Company's expansion plans in 1995 include opening a net of approximately 80 stores in new and existing markets. The Company closed 27 underperforming stores in fiscal 1994, and closed 12 such stores in January and February of 1995. The Company anticipates closing additional stores during fiscal 1995 if warranted by the operating performance of such stores.

    Purchasing.    The Company's practice is to offer value to its
    customers by selling desirable women's and children's apparel and accessories at considerably lower prices than generally would be available from department stores and other specialty retailers. The Company purchases its merchandise at heavily discounted prices and on favorable terms from manufacturers, jobbers, importers and other vendors.

    The Company typically is able to purchase merchandise from vendors at substantially discounted prices as a result of the following circumstances: the inability of a manufacturer or importer to dispose of merchandise through regular channels; the discontinuance of merchandise because of changes in color or style; over-production by manufacturers; cancellation of orders by conventional retail stores; the need of catalog retailers to dispose of inventories of unordered catalog merchandise; and manufacturers' need for liquidity. The Company's ability and willingness to purchase in large quantities and in odd-lot or broken-size assortments and its reputation for reliability in the industry provide the Company with purchasing advantages. Typically, the Company buys the majority of its merchandise close to and during each selling season, later than department stores and other specialty retailers. This purchasing strategy permits the Company to react to fashion trends and opportunistic developments during a selling season. The Company may also purchase selected merchandise in advance of a selling season.

    During fiscal 1994, the Company purchased merchandise from approximately 870 vendors, including manufacturers, jobbers, importers and other vendors. No vendor accounted for more than 10% of the Company's total purchases for the year.

    Although there can be no assurance that the Company will be able to continue to acquire sufficient quantities of first quality merchandise at such low prices on favorable terms, the Company continues to add new vendors and believes that adequate sources of first quality merchandise exist at appropriate price levels to permit the Company to continue its expansion program. The Company does not maintain long-term or exclusive purchase commitments or arrangements with any vendor.

    Corporate Offices and Distribution Center.   The Company's Corporate
    Offices and Distribution Center are located in Duncan, South Carolina. With the exception of functions performed by certain merchandise buyers, regional directors of real estate, district and regional sales managers, and certain administrative functions performed in Puerto Rico, substantially all purchasing, accounting and other administrative functions are centralized at the Corporate Offices.

    Substantially all merchandise is shipped directly from vendors to the Company's Distribution Center where the goods are processed and sent to the Company's stores. The majority of shipments to stores are made by common carriers; however, shipments local to the Company's Distribution Center are made in tractor-trailers leased and operated by the Company.


    Merchandising. The Company's merchandising strategy emphasizes contemporary and in-season apparel for juniors, misses, large-sized women and children. The Company's target customers are value- and fashion-conscious women, primarily in lower and middle income brackets. The Company offers only first quality merchandise at the retail price of $7 per item and emphasizes the value of its merchandise compared to similar merchandise sold elsewhere at higher prices. Women's apparel sold by the Company includes contemporary sportswear such as knit tops, pants, blouses, shirts, skirts, sweaters, jackets and shorts. In addition, the Company occasionally sells other types of merchandise such as dresses, swimsuits, jumpsuits, raincoats, lingerie and other related items. The Company also offers selected accessories such as scarves, socks, belts, handbags, jewelry and fragrances, in addition to apparel. Accessory sales as a percentage of net sales were 10.7% in fiscal 1994, 11.6% in fiscal 1993 and 11.7% in fiscal 1992. Sales of children's clothing comprised less than 10% of net sales in each of the last three fiscal years.

    Management Information System.   The Company's management information
    system, featuring point-of-sale cash registers and a computerized inventory management system, permits management to review each store's inventory on a daily and a weekly basis thereby enabling the Company to tailor its purchasing strategies and merchandise shipments to stores based on customer demand.

    The Company is currently implementing a new warehouse management system to improve the management of the location and flow of merchandise within the Distribution Center. Implementation of the new system is expected to be completed during the summer of 1995.

    Seasonality

    The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. The Company's sales historically have been lowest during the first quarter (January-March) and the third quarter (July-September) and highest during the second quarter (April-June) and the fourth quarter (October-December). Reduced sales volumes in first and third quarters coincide with the transition of seasonal merchandise. Therefore, increased levels of markdowns generally occur during these transitional periods and operating expenses, when expressed as a percentage of net sales, are typically higher. Management expects this seasonality to continue.

    Working Capital Requirements

    Historically, the Company's primary needs for liquidity and capital have been to fund the cost of its new store expansion, the related growth in merchandise inventories, and the expansion of the Corporate Offices and Distribution Center. These needs have been met through cash provided by operations and the Company's available line of credit. The Company had an amended agreement with a bank for a $20,000,000 unsecured line of credit and a $10,000,000 letter of credit facility, expiring April 30, 1995. This agreement was superseded on March 16, 1995 when the Company and the bank executed a credit agreement for a $25,000,000 unsecured line of credit and a $15,000,000 letter of credit facility which will expire May 31, 1996. The agreement contains certain covenants described in Item 7 of this report. The Company has never used long-term debt or capital leases as a source of capital; however, the Company may use such permanent financing, if deemed by management to be in the best interest of the Company.

    Merchandise inventories are typically purchased on credit, including the use of letters of credit. Letters of credit are primarily used to purchase merchandise inventories from foreign suppliers. All such purchases are paid in United States dollars; thus, the Company is not
    subject to foreign currency risks.   As a result of the Company's
    opportunistic buying strategy and to ensure that an adequate supply of merchandise is available for shipment to its stores, the Company may, at times, invest a significant amount of its working capital in merchandise inventories.

    Revenues from retail sales are recognized at the time of the sale. The Company accepts cash, checks, and, in selected stores, certain major credit cards. All stores offer a liberal exchange and return policy. Merchandise returns are recorded in the period the merchandise is returned by the customer. The amount of unrecorded merchandise returns is not significant to the Company's financial position or results of operations.

    Customers

    No material part of the business of the Company is dependent upon a single customer or a few customers.

    Competition

    The women's retail apparel industry is highly competitive. In order to compete effectively, the Company is dependent upon its ability to purchase merchandise at substantial discounts. The Company does not know of any direct competition from other specialty apparel retailers having a $7 one-price concept. However, the Company does compete with department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are owned by large national or regional chains with substantially greater resources than the Company. There can be no assurance that other retailers with substantially greater financial resources than the Company will not adopt a purchasing and marketing concept similar to that of the Company. Management believes that the primary competitive factors in the retail apparel industry are price, quality, variety of merchandise, good site selection and low cost of operation. The Company believes that it is well positioned in all of these areas to compete in its markets.

    Environmental Factors

    The Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or require material capital expenditures. The Company cannot predict, however, the impact of possible future legislation or regulation on its operations.

    Employees

    At December 31, 1994, the Company had approximately 4,900 employees, of which approximately 48 percent were full-time employees. The Company, like other retailers, experiences a high turnover rate of part-time store employees but has generally not experienced difficulties in hiring qualified personnel. None of the Company's employees are covered by a collective bargaining agreement, and management believes that the Company's relationship with its employees is good.

    ITEM 2.     PROPERTIES

    The Company leases all of its store locations. At December 31, 1994, the Company had 641 stores operating in 28 states and Puerto Rico. The Company leases its stores under operating leases generally with initial terms of five to ten years and with one to two renewal option periods of five years each. The leases typically contain kickout provisions based on that store's annual sales volume or the shopping center's occupancy. The leases generally provide for increased rents resulting from increases in operating costs and property taxes. Certain of the leases provide contingent or percentage rentals based upon sales volume, and other stores are leased on a month-to-month basis. To date, the Company has not experienced difficulty in obtaining leases for suitable locations for its stores on satisfactory terms. Approximately 64 existing store leases expire or have initial lease terms containing lessee renewal options which may be exercised during fiscal 1995. Management believes that the Company will not experience a significant increase in lease expense as a result of exercising renewal options or negotiating additional lease terms for such locations. The following is a list of store locations by state:

                                                                                       NUMBER OF
    STATE                                                                                 STORES
    Alabama...........................................................................     15
    Arizona...........................................................................      9
    Arkansas..........................................................................      5
    California........................................................................     33
    Florida...........................................................................     55
    Georgia...........................................................................     42
    Illinois..........................................................................     32
    Indiana...........................................................................     17
    Kansas............................................................................      3
    Kentucky..........................................................................     11
    Louisiana.........................................................................     15
    Maryland..........................................................................     13
    Michigan..........................................................................     17
    Mississippi.......................................................................     11
    Missouri..........................................................................     15
    North Carolina....................................................................     45
    New Jersey........................................................................      7
    New Mexico........................................................................      8
    New York..........................................................................     16
    Ohio..............................................................................     28
    Oklahoma..........................................................................      8
    Pennsylvania......................................................................     32
    Puerto Rico.......................................................................     13
    South Carolina....................................................................     39
    Tennessee.........................................................................     28
    Texas.............................................................................     86
    Virginia..........................................................................     28
    West Virginia.....................................................................      3
    Wisconsin.........................................................................      7
    TOTAL STORES......................................................................    641


    The Company's Corporate Offices and Distribution Center are located in Duncan, South Carolina on approximately 82 acres which are owned by the
    Company.   In fiscal 1993, the Company completed a 28,000 square foot expansion of its Corporate Offices. The expansion increased the total size of the Corporate Offices and Distribution Center to approximately 390,000 square feet at January 1, 1994. Additionally, the Company is currently expanding the Distribution Center by approximately 90,000 square feet. With the addition of certain equipment and systems in fiscal 1995, the expanded Distribution Center should be able to support the Company's growth over the next several years.

    ITEM 3.  LEGAL PROCEEDINGS

    On September 22, 1994, two separate lawsuits making certain securities and common law allegations and seeking unspecified damages were filed in the United States District Court for the District of South Carolina, Columbia Division against the Company and its Chairman and Chief Executive Officer Henry D. Jacobs, Jr. A motion to consolidate these cases is pending. The lawsuits, which seek certification as class actions, allege that the Chairman and Chief Executive Officer and the Company made materially false, misleading and untimely projections and statements on earnings. The plaintiffs in these cases, sought to be consolidated, are Leonard Pitten, Katherine Hogan and Anthony J. Mallozzi. The Company has moved to dismiss the lawsuits, and a ruling on that motion is currently pending. Although the Company cannot predict the outcome of these lawsuits at this time, management intends to vigorously defend these actions and believes that as a result of its legal defenses and insurance arrangements, the final outcome should not have a material adverse effect on the Company's consolidated financial condition or results of operations.

    Occasionally the Company is a defendant in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these other actions presently pending, if decided adversely, would have a material adverse effect on its financial position and results of operations.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.


    PART II

    ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
       	     RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded under the symbol ONPR in the National Market System of NASDAQ. As of March 23, 1995, there were approximately 430 shareholders of record.

    The Company has never paid cash dividends since its inception. The Company's credit agreement contains covenants which, among other things, restricts the Company from paying dividends without prior approval. Currently, the Board of Directors intends to continue its policy of retaining earnings for operations and expansion of the business.

    The quarterly high and low sales prices as quoted by NASDAQ are shown below. Prices have been adjusted to reflect a 3-for-2 stock split effected in the form of a dividend to shareholders of record on April 15, 1994.


			                                                      						  1994                              1993
								                                                  High                Low            High             Low
	 First ........................................          17 2/3              11 1/2          13             9 2/3
	 Second .......................................          20                  14 7/8          12             6
	 Third ........................................          18                   8 1/2          13 1/6        10 1/2
	 Fourth .......................................          11 1/4                 6 7/8        15 2/3        10 1/4

	 The closing price on December 30, 1994 was $7.88 per share compared to $15.67 per share at December 31, 1993.




    ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected financial data for the Company for each of the five fiscal years ended December 29, 1990 through December 31, 1994. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under Item 8 of this Form 10-K.


                                                      							 	      	Fiscal Year Ended
							                                                  Dec. 31,     Jan. 1,     Jan. 2,      Dec. 28,      Dec. 29,
							                                                    1994        1994       1993 b       1991          1990
    Dollars in thousands except per share amounts

    1    Net sales                                      $  283,326    234,698     184,149      130,213       110,849
    2    Income before taxes and cumulative effect
	        of a change in accounting principle            $    7,138     13,959      10,913        7,180         7,152
    3    Income before cumulative effect of a change
	        in accounting principle                        $    4,389      8,724       6,846        4,487         4,426
    4    Cumulative effect on prior years of a change
	        in accounting principle                        $     --         --          --            186            --
    5    Net income                                     $    4,389      8,724       6,846        4,673         4,426
    6    Current assets                                 $   31,252     35,336      27,253       22,081        16,897
    7    Long-term assets                               $   36,678     28,865      23,465       17,626        15,655
    8    Total assets                                   $   67,930     64,201      50,718       39,707        32,552
    9    Current liabilities                            $   13,035     14,798      10,861        8,668         6,371
    10   Deferred income taxes                          $    1,449      1,166       1,061        1,052           912
    11   Other noncurrent liabilities                   $      372        411         447         --              --
    12   Shareholders' equity                           $   53,074     47,826       38,349      29,987        25,268
    13   Net operating profit after taxes               $    4,501      8,790        6,833       4,541         4,217
    14   Total investment                               $   53,226     48,158       39,228      30,636        25,592
    15   Stores opened during the year, net             #      101         94           81          70            69
    16   Stores operating at year-end                   #      641        540          446         365           295
    17   Number of employees                            #    4,907      4,199        3,723       2,829         2,300
    18   Weighted average common shares (000)           #   10,525     10,404       10,304       9,996         9,929
    19   Income per share before cumulative effect
	        of a change in accounting principle            $     0.42       0.84         0.66        0.45          0.45
    20   Cumulative effect on prior years per share
	        of a change in accounting principle (a)        $      --        --           --          0.02            --
    21   Net income per common share                    $     0.42       0.84         0.66        0.47          0.45
    22   Book value per share                           $     5.04       4.60         3.72        3.00          2.54
    23   Asset turnover                                 X     4.41       4.63         4.64        4.00          3.63
    24   Return on sales                                %     1.55       3.72         3.72        3.59          3.99
    25   Return on assets                               %     6.84      17.20        17.24       14.36         14.50
    26   Return on investment                           %     9.35      22.41        22.30       17.74         20.29
    27   Return on equity                               %     9.18      22.75        22.83       18.49         21.62
    28   Equity ratio                                   %    78.13      74.49        75.61       75.52         77.62
    29   Current ratio                                  X     2.40       2.39         2.51        2.55          2.65
    30   Dividends                                      $        0          0            0           0             0





    Notes to Summary of Selected Financial Data

    a The proforma effect on prior years of the change in accounting principle made in 1991 is immaterial
    b Fiscal year 1992 was a 53 week year, while all other years presented consisted of 52 weeks

   Line Definitions

    13      Net operating profit after taxes -- Net income
	           excluding interest income and interest expense (net of
	           tax effect).
    14      Total investment -- Total of all interest-bearing
	           debt, capitalized leases, net deferred taxes, and shareholders' equity.
    17      Number of employees -- Number of full and part-time
	           employees at year-end.
    22      Book value per share -- Book value of shareholders'
	           equity per weighted average common share (line 12
	           divided by line 18).
    23      Asset turnover -- The ratio of sales per dollar of
	           assets employed during the year. It measures efficiency in using assets and is calculated by dividing sales by beginning total assets (line 1 divided by line 8).
    24      Return on sales -- The percentage of income earned on
	           each dollar of sales (line 5 divided by line 1).
    25      Return on assets -- The percentage of income earned on
	           beginning total assets (line 5 divided by line 8). It measures how profitably assets are used.
    26      Return on investment -- The percentage of net
	           operating profit after taxes earned during the year on the beginning total investment (line 13 divided by line 14). It shows how effectively the Company invested all shareholders' and borrowed monies.
    27      Return on equity -- The percentage of income earned
	           during the year on beginning shareholders' equity (line 5 divided by line 12). It shows how effectively funds are invested and managed.
    28      Equity ratio -- Shows the proportion of total assets
	           owned by shareholders as opposed to outside sources and is calculated by dividing year-end shareholders' equity by year-end total assets (line 12 divided by line 8).
    29      Current ratio -- The ratio of current assets to
	           current liabilities (line 6 divided by line 9). It measures the immediate availability of resources to cover current obligations.


    ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	              	  CONDITION AND RESULTS OF OPERATIONS


     FINANCIAL SUMMARY
     The following table sets forth, for the three most recent fiscal years, certain financial statement elements as a percentage of net sales:

			                                              			    Fiscal Year Ended

			                                         					     Dec.31,          Jan.1,       Jan. 2,
								                                               1994             1994         1993
					                                               (52 weeks)       52 weeks)     (53 weeks)

	 PERCENT OF NET SALES:
	 Net sales                                           100.0%           100.0%        100.0%
	 Cost of sales                                        60.0%            58.3%         58.8%
	 Gross margin                                         40.0%            41.7%         41.2%
	 Selling, general and administrative expenses         29.0%            27.7%         27.5%
	 Store rent expenses                                   7.1%             6.6%          6.4%
	 Depreciation and amortization expense                 1.3%             1.4%          1.4%
	 Interest expense                                      0.1%             0.1%          0.0%
								                                             	 37.5%            35.8%         35.3%
	 Interest income                                       0.0%             0.0%          0.0%
	 Net expenses                                         37.5%            35.8%         35.3%

	 Income before income taxes                            2.5%             5.9%          5.9%
	 Provision for income taxes                            1.0%             2.2%          2.2%
	 Net income                                            1.5%             3.7%          3.7%

	 Stores in operation at year-end                       641               540          446


    RESULTS OF OPERATIONS

    Net sales for the fiscal year ended December 31, 1994 increased 21% to $283.3 million from $234.7 million primarily due to the 101 net new stores opened during the fiscal year. Net income was $4.4 million or $0.42 per share in fiscal 1994 compared to $8.7 million or $0.84 per share in fiscal 1993. In general, the decrease in net income in fiscal 1994 resulted from less than expected net sales during the third and fourth quarters, reduced gross margins and increased selling, general and administrative expenses as discussed below.

    FISCAL 1994 COMPARED TO FISCAL 1993

    In fiscal 1994, average store sales increased 19% in the first quarter, increased 5% in the second quarter, were flat in the third quarter and declined 9% in the fourth quarter compared to last year. Management believes sales for fiscal 1994 were negatively impacted by an industry-wide decline in consumer spending on women's apparel throughout the latter part of the year, coupled with unseasonably warm fall temperatures. Intense promotional pricing in the fall season by competitors in the women's retail apparel industry, in response to the above factors, also is believed to have further negatively impacted the Company's sales and margins. In the latter part of the third quarter of fiscal 1994, the Company changed its method of processing merchandise within its Distribution Center which temporarily caused a disruption in its ability to sufficiently restock the Company's stores, thus further negatively impacting sales.

    Net sales in fiscal 1994 were $283.3 million, an increase of 21% over fiscal 1993 net sales of $234.7 million. The increase resulted from the net addition of 101 new stores during fiscal 1994. The Company opened 128 stores and closed 27 underperforming stores in fiscal 1994 compared to opening 125 stores and closing 31 underperforming stores in fiscal 1993. Average net sales per store increased 1% in fiscal 1994 to $488,000 compared to $481,000 in fiscal 1993, primarily due to an increase in sales for stores opened during fiscal 1993. In fiscal 1994, comparable store sales, those stores in operation at least 18 months, increased 14% in the first quarter, were flat in the second quarter and declined 5% and 13% in the third and fourth quarters, respectively. Comparable store sales decreased 3% for the year. Average new store sales decreased 12% compared to last year. The decrease in average new store sales compared to last year is partially due to: (1) an industry-wide decline in consumer spending on women's apparel throughout the latter part of the year; (2) entering a greater number of metropolitan markets in 1993, particularly those in the states of Michigan, New York and New Jersey which, on average, outperformed the new markets entered into in fiscal 1994; and (3) the impact of opening stores later in the spring selling season in 1994 compared to the previous year which negatively affected aggregate and average store sales.

    Through the end of fiscal February 1995, average store and comparable store sales were down substantially compared to the same period in fiscal 1994. Net sales in the first quarter of fiscal 1995 are anticipated to be further impacted by the shift in Easter from April 2, 1994 to April 16, 1995 which effectively shifts pre-Easter sales from the first quarter in fiscal 1994 to the second quarter in fiscal 1995.

    In September 1994, management decided to reduce the planned rate of growth for the next several quarters to allow the Company to further strengthen its infrastructure to support its goal of approaching 1,000 stores and $500 million in sales over the next four years. The Company is making investments in management and infrastructure believed to be necessary to support its continued growth. In fiscal 1995, the Company plans to open a net of approximately 80 stores compared to a net of 101 stores in fiscal 1994, including additional stores in California, Puerto Rico and other existing markets.

    The Company closed 27 underperforming stores in fiscal 1994 and anticipates closing approximately 30 such stores in fiscal 1995. Typically, the majority of fixtures and equipment located in stores that are closed is transferred to other locations. The provision for unexpired lease commitments and write-off of leasehold improvements has historically averaged less than $12,000 per location. The Company does not anticipate incurring unusual expenses relating to unexpired lease commitments for stores to be closed in fiscal 1995.

    The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. The Company's sales historically have been lowest during the first quarter (January-March) and the third quarter (July-September) and highest during the second quarter (April-June) and the fourth quarter (October-December). Reduced sales volumes in first and third quarters coincide with the transition of seasonal merchandise. Therefore, increased levels of markdowns occur during these transitional periods and operating expenses, when expressed as a percentage of net sales, are typically higher. Management expects this seasonality to continue.

    Gross margin as a percentage of net sales decreased to 40.0% in fiscal 1994 compared to 41.7% in fiscal 1993. The reduction in the gross margin percentage resulted primarily from: (1) a slight reduction in accessory sales as a percentage of total net sales; (2) increased markdowns on slow-moving segments of the Company's inventories; and (3) increased shrinkage. The Company has a higher markup on accessories than on apparel, and accessory sales decreased from 12% of total net sales in fiscal 1993 to 11% of total net sales in fiscal 1994. The increase in the rate of markdowns in fiscal 1994 primarily resulted from: (1) stocking stores that opened late in the summer season with warm weather type merchandise that subsequently was found predominantly to have too short a remaining selling season; and (2) the sluggish sell-through of merchandise as a result of the industry-wide decline in consumer spending on women's apparel during the latter part of the year coupled with the unseasonably warm weather experienced late in the fall
    season.   The increase in shrinkage experienced during the second and third quarters was addressed by management and reduced to more historical levels by the fourth quarter.

    Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales to 29.0% in fiscal 1994 compared to 27.7% in fiscal 1993. Generally, net sales were substantially below expectations for the second half of fiscal 1994, which resulted in increased SG&A expenses when expressed as a percentage of net sales. This increase in SG&A expenses is primarily attributable to increased transportation costs and increased costs in the Company's stores as well as a slight increase in expenses at the Corporate Offices. Transportation costs increased approximately 0.5 percentage points when expressed as a percentage of net sales compared to last year due to a change in transportation strategy effected during the third quarter of fiscal 1993. Due to the expanding geographic boundaries of the Company's stores and a need to increase the frequency of shipments to selected stores, the Company changed from the use of a leased fleet to the use of common carriers for the delivery of merchandise to the majority of the Company's stores.

    During the second half of fiscal 1994, the Company completed its conversion of the Distribution Center's production process from a hanging operation to a flatpack operation. In conjunction with this change in the production process and to facilitate distribution to the increasing number of stores, the Company is currently expanding the Distribution Center by approximately 90,000 square feet and installing a new warehouse management system. Upon completion, management believes that these changes should ultimately result in reduced processing and transportation costs. These anticipated cost savings will be offset, in part, by additional store labor necessary to hang the merchandise. However, until the expansion and installation are completed, higher than desired costs may be incurred due to processing inefficiencies. The Distribution Center expansion and warehouse management system installation process are scheduled for completion during the summer of 1995.

    The increased costs in the Company's stores primarily resulted from additional store labor and increases in other store operating expenses. The increase in store labor resulted in a 0.4 percentage point increase in SG&A expenses compared to last year. Other store operating expenses increased 0.2 percentage points when expressed as percentage of net sales.

    Expenses at the Company's Corporate Offices increased 0.2 percentage points when expressed as a percentage of net sales partially due to investments made in personnel and management training during the latter part of the year. As noted above, net sales were below expectations for the year which resulted in increased SG&A expenses when expressed as a percentage of net sales.

    Store rent expense as a percentage of net sales increased to 7.1% in fiscal 1994 compared to 6.6% in fiscal 1993. This increase resulted primarily from the Company's new store expansion strategy of entering larger, metropolitan markets with higher base rent and common area maintenance charge structures and renewing leases at slightly higher lease rates. The Company anticipates that the trend of increasing store rent expense may continue in the future as it continues to enter into leases in larger, metropolitan markets including markets in Puerto Rico and California. However, management anticipates that higher net sales volumes typically generated by these stores should result in store rent expense as a percentage of net sales that is not substantially higher than the Company's historical percentage. As previously noted, net sales were significantly below expectations for the second half of fiscal 1994, which resulted in increased store rent expense when expressed as a percentage of net sales. The Company has approximately 64 existing leases that expire or have initial lease terms containing lessee renewal options which may be exercised during fiscal 1995. Management believes that the Company will not experience a significant increase in store rent as a result of exercising renewal options or negotiating new lease terms for such locations.

    Depreciation and amortization expense decreased to 1.3% of net sales in fiscal 1994 from 1.4% of net sales in fiscal 1993. Management believes that depreciation expense may increase slightly when expressed as a percentage of net sales during fiscal 1995 due to the impact of the Distribution Center expansion and investments in a new warehouse management system and other system upgrades.

    The effective income tax rate for fiscal 1994 was 38.5% compared to 37.5% in fiscal 1993. This increase was primarily due to the start-up net operating loss in Puerto Rico for which no tax benefit is currently recognized. This increase and the effect of slightly higher state and local statutory income tax rates were minimized by the tax benefit from charitable contributions of inventory and utilization of state and Federal tax credits. Management expects the Company's effective tax rate to increase slightly in fiscal 1995 due to the expiration of the Federal Targeted Jobs Tax Credit program and due to the Company's planned geographic expansion into state and local tax jurisdictions with higher tax rates in fiscal 1995.

    On September 22, 1994, three days after the Company issued a press release revising estimated sales and earnings for the third quarter, two shareholders filed separate lawsuits making certain securities and common law allegations and seeking unspecified damages against the Company and its Chairman and Chief Executive Officer. The lawsuits, which seek certification as class actions, allege that the Chairman and Chief Executive Officer and the Company made materially false, misleading and untimely projections and statements on earnings which management strongly believes are without merit. Although the Company cannot predict the likely outcome of these lawsuits at this time, management intends to vigorously defend these actions and believes that as a result of its legal defenses and insurance arrangements, the final outcome should not have a material adverse effect on the Company's consolidated financial condition or results of operations.

    FISCAL 1993 COMPARED TO FISCAL 1992

    Net sales in fiscal 1993 increased 27% to $234.7 million compared to $184.1 million in fiscal 1992. Average net sales per store increased approximately 5% in fiscal 1993 to $481,000 compared to $460,000 in fiscal 1992. The improvement in the average net sales per store reflects the impact of further refinements of the Company's real estate strategy to include a more disciplined site selection approval process, closing of underperforming stores, and expansion into larger, metropolitan markets. The Company opened 125 stores and closed 31 under performing stores in fiscal 1993 compared to opening 115 stores and closing 34 under performing stores in fiscal 1992.

    The increase in average net sales per store was partially offset by a decrease of 3% in comparable store sales in fiscal 1993. Comparable store sales were flat the last three quarters of fiscal 1993, after experiencing a first quarter decline of 16%.

    Gross margins as a percentage of net sales increased to 41.7% in fiscal 1993 compared to 41.2% in fiscal 1992. The merchandise planning and allocation systems installed in fiscal 1992 enabled the Company to improve its merchandising by establishing better controls over the merchandise mix and quantity at each of its stores. This resulted in an approximate reduction of 0.9 percentage points in the level of markdowns in fiscal 1993 compared to fiscal 1992. In addition, the Company's average purchase price per unit for apparel decreased by approximately 2% and the average purchase price for accessories increased less than 1% compared to fiscal 1992. Net sales of apparel and of accessories represented approximately 88% and 12% respectively, of annual net sales in both fiscal 1993 and fiscal 1992.

    Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales to 27.7% in fiscal 1993 compared to 27.5% in fiscal 1992. In general, decreases in salaries and related benefits when expressed as a percentage of net sales were more than offset by increases in security costs of stores located in larger, metropolitan cities and transportation expense for the delivery of merchandise to the Company's stores. The increase in average net sales per store in fiscal 1993 compared to fiscal 1992 combined with increased productivity in store and distribution labor, resulted in a 0.5 percentage point decrease in salaries and related benefits when expressed as a percentage of net sales. The change in transportation strategy previously discussed, which was initiated during the third quarter of fiscal 1993, resulted in a 0.7 percentage point increase in transportation costs when expressed as a percentage of net sales.

    Store rent expense as a percentage of net sales increased to 6.6% in fiscal 1993 compared to 6.4% in fiscal 1992. As discussed above, the Company's new store expansion strategy of entering into larger, metropolitan markets resulted in higher base rent and common area charge structures.

    Depreciation and amortization expense remained constant at 1.4% of net sales in fiscal 1993 and in fiscal 1992.

    The effective income tax rate for fiscal 1993 was 37.5% compared to 37.3% in fiscal 1992. The effect of the increase in the statutory Federal income tax rate that resulted from the Omnibus Budget Reconciliation Act of 1993 and the effect of the slightly higher state and local statutory income tax rate were minimized by the utilization of state tax credits.

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 3, 1993. The cumulative effect of adopting SFAS No. 109 at January 3, 1993 on the Company's financial statements was immaterial.

    INFLATION

    During its three most recent fiscal years, the Company believes that the impact of inflation has not been material to its financial condition or results of operations. Occasionally, the Company may experience increases in the average purchase price per unit of merchandise; however, such increases generally reflect the impact of an increase in the quality of goods purchased rather than inflationary factors.

    LIQUIDITY AND CAPITAL RESOURCES

    In each of the last three fiscal years, the Company's primary needs for liquidity and capital have been to fund the cost of its new store expansion, the related growth in merchandise inventories, and the expansion of the Corporate Offices and Distribution Center. Historically, these needs have been met principally through cash provided by operations and the Company's available line of credit.

    The Company spent approximately $12.3 million on capital expenditures in fiscal 1994. In fiscal 1995, the Company plans to spend approximately $11.5 million on capital expenditures. This includes an addition to the Distribution Center, a new warehouse management system, upgrading the Company's information systems, and planned capital expenditures for opening approximately 110 new stores. The Company's goal is to have 1,000 stores in operation in approximately four years.

    At December 31, 1994, average store inventories were down by 5%, reflecting decreased levels of fall season apparel. The level of merchandise inventories is subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions. In fiscal 1995, the Company intends to continue this strategy and to opportunistically purchase merchandise in advance of the selling seasons when it is to the Company's advantage. This strategy and the increasing number of stores may result in increases in total merchandise inventories at the end of each quarter in fiscal 1995.

    The Company has an amended agreement with a bank which provides for a $20,000,000 unsecured line of credit and a $10,000,000 letter of credit
    facility, expiring April 30, 1995.   The credit facilities contain
    certain financial covenants which, among other things, have the effect of limiting amounts available for dividends to approximately $9,217,000 at December 31, 1994, and prohibit the Company from encumbering or disposing of a material amount of assets. However, the Company has never paid cash dividends since its inception, and, currently, the Board of Directors intends to continue its policy of retaining earnings for operations and expansion of the business. The Company must also maintain certain ratios regarding net worth, leverage and fixed charges. The maximum amounts outstanding under the line of credit during fiscal 1994 and 1993 were approximately $16,421,000 and $8,616,000, respectively. The average amounts outstanding under the line of credit were $3,165,000 during fiscal 1994 and $2,057,000 during
    fiscal 1993.   The weighted average interest rate was 7.6% in fiscal
    1994 and 5.6% in fiscal 1993. There were no amounts outstanding against the Company's line of credit at December 31, 1994 or January 1, 1994.

    On February 28, 1995, the Company and the bank executed a commitment letter which amends and restates their agreement to provide for a $25,000,000 unsecured line of credit and a $15,000,000 letter of credit facility. The revised agreement, when executed, will expire May 31, 1996 and will contain certain covenants which, among other things, restrict or limit the ability of the Company to incur indebtedness, or encumber or dispose of assets. In addition, the Company will not be able to repurchase its Common Stock or pay dividends without prior approval. The Company must also maintain certain ratios regarding net worth, leverage and fixed charges. The Company may increase the usage of its available line of credit in fiscal 1995 compared to fiscal 1994 as a result of the Company's planned capital expenditures, the number of new store openings, and the intent to continue to opportunistically purchase merchandise.

    Management believes that the Company's needs for operating capital and funds for capital expenditures in fiscal 1995 should be satisfied by its cash flow from operations and through the use of its available line of credit. In the past, the Company has not used long-term debt or capital leases as a source of capital; however, the Company may use such permanent financing, if deemed by management to be in the best interest of the Company.

    The Company had outstanding letters of credit totaling approximately $7,656,000 at December 31, 1994. Letters of credit are used primarily to purchase merchandise from foreign suppliers. All such purchases are paid in United States dollars; thus, the Company is not subject to foreign currency risks. Approximately 6% of the Company's purchases in fiscal 1994 were paid by letters of credit compared to 9% in fiscal 1993. The Company does not anticipate that the proportion of merchandise thus purchased should vary significantly in fiscal 1995 from fiscal 1994 levels.

    Net cash provided by operating activities for fiscal years 1994, 1993, and 1992 was $3,588,000, $9,085,000 and $7,468,000, respectively. The decrease in cash provided by operating activities in fiscal 1994 was primarily the result of the decrease in net income. Additionally, cash provided by operations in fiscal 1994 was impacted by an increase in the net investment in merchandise inventories associated with the growth in the number of stores and a decrease in Federal and state income taxes payable. In fiscal 1993 and 1992, the additional cash generated by the increased level of net income and depreciation and amortization was substantially offset by an increase in merchandise inventories.

    Net cash used in investing activities for fiscal years 1994, 1993, and 1992 was $12,625,000, $9,388,000 and $9,006,000, respectively. The
    Company made capital expenditures of $12,294,000, $8,932,000 and $8,573,000, respectively, in each of the years presented. Capital expenditures were primarily for leasehold improvements and equipment for new stores opened and for expansions to the Distribution Center in each year, as well as the expansion of the Corporate Offices during fiscal 1993 and 1992, and the purchase of land adjacent to the Corporate Offices in fiscal 1992.

    Proceeds from the exercise of the Company's Common Stock options resulted in net cash provided by financing activities of $859,000, $753,000 and $1,516,000 in fiscal 1994, 1993, and 1992, respectively.


    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




    INDEPENDENT AUDITORS' REPORT



    To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
    Duncan, South Carolina


    We have audited the accompanying consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiary as of December 31, 1994 and January 1, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14 (d).
    These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and January 1, 1994, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


    DELOITTE & TOUCHE LLP
    Greenville, South Carolina

    February 10, 1995
    (February 28, 1995 as to Note B)



             		 ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
			                    CONSOLIDATED BALANCE SHEETS

			                                                             								              December 31,         January 1,
					                                                                    							          1994                1994
  Assets
  CURRENT ASSETS
	   Cash and cash equivalents                                                           $    362,000      $   8,540,000
	   Miscellaneous receivables, net of allowance for doubtful accounts
	       of $189,000 (1994) and $135,000 (1993)                                               907,000            776,000
	   Merchandise inventories                                                               26,337,000         23,315,000
	   Prepaid expenses                                                                       1,937,000          1,424,000
	   Deferred income taxes                                                                  1,709,000          1,281,000
	       TOTAL CURRENT ASSETS                                                              31,252,000         35,336,000

  PROPERTY AND EQUIPMENT, at cost
	   Land                                                                                     914,000            914,000
	   Land improvements                                                                        475,000            462,000
  	 Buildings                                                                             11,855,000          9,450,000
	   Leasehold improvements                                                                10,055,000          6,820,000
	   Fixtures and equipment                                                                25,697,000         20,731,000
	   										                                                                            48,996,000         38,377,000
  	 Less accumulated depreciation                                                         13,606,000         10,724,000
											                                                                               35,390,000         27,653,000
  OTHER ASSETS                                                                             1,288,000          1,212,000
											                                                                            $  67,930,000       $ 64,201,000

  Liabilities and Shareholders' Equity
  CURRENT LIABILITIES
  	 Accounts payable                                                                   $   6,470,000       $  5,831,000
	   Accrued  salaries and wages                                                            1,571,000          2,043,000
	   Taxes accrued and withheld                                                               666,000            621,000
	   Accrued employee benefits, including $40,000 (1994)
	       and $36,000 (1993) due to related party -- Note F                                  2,191,000          1,390,000
	   Sales tax payable                                                                      1,610,000          1,866,000
	   Other accrued and sundry liabilities                                                     527,000            386,000
	   Federal and state income taxes payable                                                   --               2,661,000
	       TOTAL CURRENT LIABILITIES                                                         13,035,000         14,798,000

  DEFERRED INCOME TAXES                                                                    1,449,000          1,166,000

  DUE TO RELATED PARTY-- Note F                                                              372,000            411,000

  COMMITMENTS AND CONTINGENCIES -- Notes B, D and H

  SHAREHOLDERS' EQUITY -- Notes E and G
	   Preferred Stock, par value $0.01 -- authorized and unissued 500,000 shares
	   Common Stock, par value $0.01 -- authorized 35,000,000 shares, issued
	     and outstanding 10,305,256 (1994) and 10,221,498 (1993) shares                         103,000            102,000
	   Additional paid-in capital                                                            10,891,000         10,033,000
	   Retained earnings                                                                     42,080,000         37,691,000
											                                                                               53,074,000         47,826,000
											                                                                            $  67,930,000       $ 64,201,000
  See notes to consolidated financial statements



					       ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
						 CONSOLIDATED STATEMENTS OF INCOME
											                                  Fiscal Year Ended
								                                                          December 31,            January 1,           January 2,
								                                                               1994                   1994                  1993
								                                                           (52 weeks)              (52 weeks)           (53 weeks)

    NET SALES                                                    $  283,326,000         $ 234,698,000        $ 184,149,000
    Cost of sales                                                   170,066,000           136,727,000          108,267,000
    GROSS MARGIN                                                    113,260,000            97,971,000           75,882,000

    Selling, general and administrative
	         expenses-- Note F                                          82,118,000            65,124,000           50,558,000
    Store rent expense                                               20,210,000            15,599,000           11,805,000
    Depreciation and amortization expense                             3,612,000             3,184,000            2,628,000
    Interest expense                                                    271,000               166,000               74,000
                                                           					    106,211,000            84,073,000           65,065,000
    Interest income                                                      89,000                61,000               96,000
    NET EXPENSES                                                    106,122,000            84,012,000           64,969,000

    INCOME BEFORE INCOME TAXES                                        7,138,000            13,959,000           10,913,000
    Provision for income taxes -- Note C                              2,749,000             5,235,000            4,067,000
    NET INCOME                                                 $      4,389,000       $     8,724,000      $     6,846,000

    Net income per common share -- Note G                      $           0.42       $          0.84      $          0.66

    Weighted average shares outstanding                              10,524,978            10,403,850           10,303,929

    See notes to consolidated financial statements

                 					  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
										                                                  Additional
							                                      Common Stock    Paid-in         Retained
						                                          Shares        Amount        Capital         Earnings           Total
	 Balance at December 28, 1991                6,611,741   $   66,000     $  7,766,000      $22,155,000      $29,987,000
	 Stock options exercised                       137,041        2,000        1,514,000                         1,516,000
	 Net income                                                                                 6,846,000        6,846,000
	 Retroactive effect of 3-for-2 stock
	   split on April 15, 1994 -- Note G         3,374,391       34,000                          (34,000)          ----
	   Balance at January 2, 1993               10,123,173      102,000        9,280,000       28,967,000       38,349,000
	   stock options exercised                      98,325                       753,000                           753,000
	 Net income                                                                                 8,724,000        8,724,000
	 Balance at January 1, 1994                 10,221,498      102,000       10,033,000       37,691,000       47,826,000
    stock options exercised                      83,758        1,000          858,000                           859,000
	 Net income                                                                                 4,389,000        4,389,000
    Balance at December  31, 1994            10,305,256    $ 103,000      $10,891,000      $42,080,000      $53,074,000

    See notes to consolidated financial statements




					   ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
					       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 												Fiscal Year  Ended
										                                                              December 31,       January 1,      January 2,
										                                                                1994               1994             1993
									                                                               	(52 weeks)        (52 weeks)       (53 weeks)
    OPERATING ACTIVITIES
	 Net income                                                           $   4,389,000     $  8,724,000     $  6,846,000
	 Adjustments to reconcile net income to
	       net cash provided by operating activities:
	     Depreciation and amortization                                        3,612,000        3,184,000        2,628,000
	     Deferred income taxes                                                 (145,000)        (514,000)        (250,000)
	     Loss on disposal of property and equipment                             947,000          460,000          397,000
	     Decrease in other noncurrent assets                                    253,000          344,000          142,000
	     Changes in operating assets and liabilities:
	       (Increase) in miscellaneous receivables
		        and prepaid expenses                                              (644,000)        (638,000)        (402,000)
	       (Increase) in merchandise inventories                             (3,022,000)      (6,376,000)      (4,533,000)
	       Increase in accounts payable and other liabilities                   859,000        2,339,000        2,503,000
	       (Decrease) increase in federal and state income
		         taxes payable                                                  (2,661,000)       1,562,000          137,000
	     NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,588,000        9,085,000        7,468,000

  INVESTING ACTIVITIES
     Purchases of property and equipment                                 (12,294,000)      (8,932,000)      (8,573,000)
	    Purchases of other noncurrent assets                                   (331,000)        (456,000)        (433,000)
	    NET CASH USED IN INVESTING ACTIVITIES                               (12,625,000)      (9,388,000)      (9,006,000)

  FINANCING ACTIVITIES
	    Proceeds from exercise of Common Stock options                          859,000          753,000        1,516,000
    (DECREASE) INCREASE IN  CASH AND CASH EQUIVALENTS                     (8,178,000)         450,000          (22,000)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            8,540,000        8,090,000        8,112,000

  CASH AND CASH EQUIVALENTS AT END OF YEAR                            $       362,000     $  8,540,000     $  8,090,000

  SUPPLEMENTAL CASH FLOW INFORMATION
	    Income taxes paid                                                $     5,330,000     $  3,953,000     $  3,767,000
	    Interest paid                                                            298,000          166,000           74,000


    See notes to consolidated financial statements




		 ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    December 31, 1994

    NOTE A - Summary of Significant Accounting Policies

    Business: One Price Clothing Stores, Inc. and subsidiary (the "Company") operates a chain of off-price retail women's and children's apparel stores in the United States and Puerto Rico. The Company operated 641, 540, and 446 stores at the end of fiscal 1994, 1993 and 1992, respectively.

    Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

    Merchandise Inventories: Merchandise inventories are stated at the lower of average unit cost or market. Average unit cost is determined by the first-in, first-out (FIFO) method.

    Depreciation: Depreciation is computed by the straight-line method, based on estimated useful lives of 10 years for land improvements, 33 to 40 years for buildings, 5 to 10 years for leasehold improvements and 3 to 15 years for fixtures and equipment.

    Income Taxes: The Company had accounted for income taxes since its inception using the principles of Accounting Principle Board Opinion No. 11. Effective January 3, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 had no material effect on the consolidated financial statements.

    Under SFAS No. 109, deferred income taxes represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements.

    Trademarks: The cost of trademarks is being amortized over their expected useful lives of 10 years using the straight-line method.

    Revenue Recognition: Revenues from retail sales are recognized at the time of the sale. Merchandise returns are recorded in the period the merchandise is returned by the customer. The amount of unrecorded merchandise returns is not significant to the Company's consolidated financial position or results of operations.

    Store Preopening Costs: Costs associated with the opening of new stores are expensed as incurred.

    Store Closing Costs: At the time management commits to close a store, a provision is made and operations are charged for any remaining store lease obligation, any estimated write-down of property and equipment, and any estimated future operating loss.

    Income Per Common Share: Net income per common share is computed by dividing net income by the weighted average number of shares of Common Stock and dilutive common stock equivalent shares for stock options (Note E) outstanding during the period.

    Fiscal Year: The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1994 and 1993 each consisted of 52 weeks, while fiscal year 1992 consisted of 53 weeks.

    Reclassifications: Certain amounts included in prior years' financial statements have been reclassified to conform to the fiscal 1994 presentation.

    NOTE B -  Credit Facilities

    The Company has an amended agreement with a bank which provides for a $20,000,000 line of credit and a $10,000,000 letter of credit facility, expiring April 30, 1995. The agreement provides for a 0.20% commitment fee per annum on the line of credit. Borrowings against the line of credit are unsecured and bear interest at the Company's option of the bank's prime interest rate, the adjusted LIBOR rate plus 1.25% or the bank's discount rate for Bankers Acceptances plus 1.00%. The credit facilities contain certain financial covenants which, among other things, have the effect of limiting amounts available for dividends to approximately $9,217,000 at December 31, 1994, and prohibit the Company from encumbering or disposing of a material amount of assets. The Company must also maintain certain ratios regarding net worth, leverage and fixed charges. The maximum amounts outstanding under the line of credit during fiscal 1994 and 1993 were approximately $16,421,000 and $8,616,000, respectively. The average amounts outstanding under the line of credit were $3,165,000 during fiscal 1994 and $2,057,000 during
    fiscal 1993.   The weighted average interest rate was 7.6% in fiscal
    1994 and 5.6% in fiscal 1993. There were no amounts outstanding against the Company's line of credit at December 31, 1994 or January 1, 1994. The Company had outstanding letters of credit totaling approximately $7,656,000 at December 31, 1994.

    On February 28, 1995, the Company and the bank executed a commitment letter which amends and restates their agreement to provide for a $25,000,000 line of credit and a $15,000,000 letter of credit facility. The revised agreement, when executed, will provide for a 0.25% commitment fee per annum on the line of credit and will expire May 31, 1996. Borrowings against the line of credit will be unsecured and will bear interest at the Company's option of a Base Rate (defined as the higher of the bank's prime interest rate or the Federal Funds rate plus 0.50%) or the adjusted LIBOR rate plus 1.50%. The amended credit facilities will contain certain covenants which, among other things, restrict or limit the ability of the Company to incur indebtedness, or encumber or dispose of assets. In addition, the Company will not be able to repurchase its Common Stock or pay dividends without prior approval. The Company must also maintain certain ratios regarding net worth, leverage and fixed charges.

    NOTE C - Income Taxes

    The provision for income taxes consists of the following:
								                        Fiscal Year

									                  1994             1993              1992
Current:
 Federal               $2,400,000       $4,809,000       $3,620,000
 State and local          494,000          940,000          697,000
Deferred:
	Federal                 (116,000)        (428,000)        (210,000)
	State and local          (29,000)         (86,000)         (40,000)
									              $2,749,000       $5,235,000       $4,067,000


 Presented below are the elements which comprise deferred income tax assets and liabilities:

											                                                                December 31,        January 1,
											                                                                  1994               1994
Gross deferred income tax assets:
Accrued employee benefits deductible for tax purposes when paid      $     568,000      $    385,000
Excess of tax over financial statement basis of inventory                1,062,000           891,000
Accrued retirement benefits deductible for tax purposes when paid          162,000           175,000
Miscellaneous                                                              185,000           160,000
Puerto Rico net operating loss carryforward                                292,000           --
Valuation allowance for Puerto Rico loss carryforward                     (292,000)          --
  Gross deferred income tax assets                                       1,977,000         1,611,000

Gross deferred income tax liabilities:
   Excess of financial statement over tax basis of
		     property and equipment                                           (1,592,000)       (1,341,000)
	  Excess of financial statement over tax basis of supplies               (125,000)         (155,000)
		     Gross deferred income tax liabilities                            (1,717,000)       (1,496,000)
		     Net deferred income tax asset                                 $     260,000      $    115,000



	 The net deferred income tax asset is recognized in the accompanying balance sheets as follows:

						    			                       December 31,       January 1,
											                            1994              1994

Current assets                      $ 1,709,000       $ 1,281,000
Noncurrent liabilities               (1,449,000)       (1,166,000)
		 Net deferred income tax asset    $   260,000       $   115,000


	 The Company's subsidiary has a net operating loss carryforward of approximately $696,000 which is available to offset future taxable income in Puerto Rico through fiscal 2001. Due to the subsidiary's short operating history, management cannot be assured that the deferred income tax asset related to the operating loss carryforward will be realized. Accordingly, a valuation allowance for 100% of the deferred income tax asset has been established. Otherwise, scheduled reversals of temporary differences and anticipated future taxable income should be sufficient to offset scheduled losses arising from the net deferred income tax assets.


	 A reconciliation of the statutory Federal income tax rate to the annual effective income tax rate follows:
													                                                                                Fiscal Year

											                                                                            1994        1993        1992
	     Federal income tax at statutory rate                                             35.0%       35.0%      34.0%
	     State and local income tax, net of Federal tax benefit                            4.5         4.0        4.0
	     Puerto Rico net operating loss - no tax benefit
	     currently recognized                                                              3.4         --        --
	     Tax benefit from contributions of inventory                                      (2.7)       (0.6)      (0.3)
	     Other, net                                                                       (1.7)       (0.9)      (0.4)
											                                                                            38.5%       37.5%      37.3%

    NOTE D - Operating Leases
    The Company generally leases its stores under operating leases with initial terms of five to ten years with one to two renewal option periods of five years each. The leases generally provide for increased rents resulting from increases in operating costs and property taxes. Certain of the leases provide for contingent or percentage rentals based upon sales volume and others are leased on a month-to-month basis.

    In addition, the Company has operating leases for automobiles, trucks, trailers and certain other equipment with one to ten year terms. The leases for trucks and trailers also provide for contingent rentals based upon miles driven.

    Future minimum rental commitments as of December 31, 1994 for noncancelable leases, are approximately as follows:


 Fiscal Year 1995..........................................     $18,589,000
			          1996..........................................      16,794,000
			          1997..........................................      13,988,000
			          1998....... ..................................       9,888,000
			          1999..........................................       6,452,000
			          Later.........................................      12,518,000
                                                                $78,229,000


	 Total rental expense for operating leases was as follows:

			                             								    Fiscal Year
										                       1994         1993             1992

 Minimum rentals ...........  $16,962,000   $13,782,000     $10,827,000
 Contingent rentals ........    3,836,000     2,837,000       2,073,000
                              $20,798,000   $16,619,000     $12,900,000

	 NOTE E - Employee Benefits

	 Stock Option Plans: The Company has three stock option plans (the 1991, 1988, and 1987 Plans) which provide for grants to certain officers, directors, and key employees of stock options to purchase shares of Common Stock of the Company. Options granted under the plans expire ten years from the date of grant and, to date, have been granted at prices not less than the fair market value at the date of grant. Effective October 27, 1988, the Board of Directors retired all unissued options under the Company's 1987 Plan.
	 Options cancelled subsequent to October 27, 1988 under the 1987 Plan are retired. Options cancelled under the 1991 and 1988 Plans are available for reissuance.

	 Information with respect to the stock option plans is as follows:

										                                                         Fiscal Year
								                                                   1994                                    1993
 					Number of Shares  Price Per Share    Number of Shares    Price Per Share
	     Outstanding at beginning of year               602,000        $2.67--$12.59      573,000            $2.67--$12.17
	     Options granted                                 77,000        $9.06--$19.00      171,000            $6.92--$12.59
	     Options exercised                              (84,000)       $2.67--$11.17      (99,000)           $3.50--$10.59
	     Options cancelled                              (44,000)       $5.33--$16.38      (43,000)           $3.50--$10.59
	     Outstanding at end of year                     551,000        $2.67--$19.00      602,000            $2.67--$12.59
	     Exercisable at end of year                     222,000                           195,000
	     Available for future grants                    341,000                           375,000


	 At December 31, 1994, a total of 892,000 shares of Common Stock were reserved for issuance under the Company's option plans.

	 Retirement Plan: Effective July 1, 1992, the Company established a 401(k) and profit-sharing plan, the One Price Clothing Stores, Inc. Retirement Plan (the "Plan"). All employees in the United States who are 21 years of age or older with at least one year of service are eligible to participate in the Plan. In fiscal 1994, the Company was obligated under the Plan to make a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1.25% of the participant's base compensation. Effective January 1995, the Company's contribution obligation increased to 50% of each participant's contribution with a maximum contribution of 2.5% of the participant's base compensation. In addition, the Company may make an annual discretionary contribution on behalf of the participants. Employer contributions (approximately $132,000, $101,000, and $44,000 in fiscal 1994, 1993, and 1992, respectively) vest ratably over five years.

	 Stock Purchase Plan: The Company adopted a Stock Purchase Plan, effective March 1995, that allows participating employees to purchase, through payroll deductions, shares of the Company's Common Stock at prevailing market prices. All full-time associates who are 18 years of age or older with at least six months of service are eligible to participate in the Stock Purchase Plan.
	 The Stock Purchase Plan provides that participants may authorize the Company to withhold from net earnings and deposit such amounts with an independent custodian. The custodian will purchase Common Stock of the Company at prevailing market prices and distribute the shares purchased to the participants upon request. The Company will pay expenses associated with the purchase of the Common Stock and administration of the Stock Purchase Plan.

	 NOTE F -  Related Party Transactions

	 In fiscal 1992, the Company entered into a deferred compensation agreement with a former executive officer who is currently a member of the Company's Board of Directors. The agreement provides for monthly payments aggregating $75,000 annually (including interest) through July 2002. In fiscal 1992, the present value of the obligation, approximately $493,000, was charged to selling, general and administrative expenses.

	 NOTE G - Shareholders' Equity

	 In March 1994, the Company declared a 3-for-2 stock split effected in the form of a stock dividend payable April 29, 1994 to shareholders of record as of the close of business on April 15, 1994. Accordingly, Common Stock outstanding, the weighted average number of common and common equivalent shares and per share amounts have been retroactively adjusted to give effect to the stock split.

	 The Company adopted a Shareholder Rights Plan in November 1994. Each shareholder of record on November 15, 1994 is entitled to one Right for each share of Common Stock held on such date. Each Right entitles the registered holder to purchase from the Company one half share of Common Stock at a specified price. The Rights become exercisable only upon the occurrence of certain conditions set forth in the Shareholder Rights Plan relating to the acquisition of 20% or more of the outstanding shares of Common Stock.

	 NOTE H - Commitments and Contingencies

	 On September 22, 1994, two shareholders filed separate lawsuits making certain securities and common law allegations and seeking unspecified damages against the Company and its Chairman and Chief Executive Officer. The lawsuits, which seek certification as class actions, allege that the Chairman and Chief Executive Officer and the Company made materially false, misleading and untimely projections and statements on earnings. Although the Company cannot predict the likely outcome of these lawsuits at this time, management intends to vigorously defend these actions and believes that as a result of its legal defenses and insurance arrangements, the final outcome should not have a material adverse effect on the Company's consolidated financial condition or results of operations.

	 At December 31, 1994, the Company had commitments of approximately $1,300,000 related to the addition of a new warehouse management system and the expansion of the Distribution Center.

	 NOTE I -  Quarterly Results (Unaudited)

	 The following is a summary of quarterly (13 weeks) operations for the fiscal years ended December 31, 1994 and January
	 1, 1994 (in thousands except per share data).

                                              					    			    Fiscal 1994
					                                 First Quarter    Second Quarter       Third Quarter         Fourth Quarter

	 Net sales                              $56,0007          $82,566            $65,877                $78,876
	 Gross margin                             21,119           36,508             23,736                 31,897
	 Net income (loss)                         (872)            5,992            (1,835)                  1,104
	 Net income (loss) per common share     $ (0.08)          $  0.57            $(0.17)                $  0.11


				                                                  				      Fiscal 1993

                           					     First Quarter    Second Quarter     Third Quarter         Fourth Quarter

	 Net sales                               $39,500          $67,145            $55,322                $72,731
	 Gross margin                             14,973           29,815             21,878                 31,305
	 Net income (loss)                       (1,553)            5,204                614                  4,459
	 Net income (loss) per common share      $(0.15)            $0.50              $0.06                  $0.43




    ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ON ACCOUNTING
	      AND FINANCIAL DISCLOSURE


    There are no matters which are required to be reported under Item 9.

	     PART III

	     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 19, 1995.

	     ITEM 11.  EXECUTIVE COMPENSATION

	     The information required under this item is incorporated herein by reference to the sections entitled "Compensation Committee Interlocks and Insider Participation", "Compensation of Executive Officers", "Stock Options", "Employment Contracts and Deferred Compensation Arrangements", "Compensation Committee Report on Executive Compensation", "Performance Graph" and "Election of Directors - Directors' Fees" of the Proxy Statement.

	     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	               MANAGEMENT


	     The information required under this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management", "Election of Directors" and "Executive Officers of the Company" of the Proxy Statement.

	     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	     The information required in this item is incorporated herein by reference to the section entitled "Compensation Committee Interlocks and Insider Participation" and "Employment Contracts and Deferred Compensation Arrangements" of the Proxy Statement.

	     PART IV

	     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
			   REPORTS ON FORM 8-K


		     (a) 1.   Financial Statements

			      The following financial statements of One
			      Price Clothing Stores, Inc are included in
			      Part II, Item 8:

				       Independent Auditors' Report

				       Consolidated Balance Sheets as of
				       December 31, 1994 and January 1, 1994

				       Consolidated Statements of Income for
				       the years ended December 31, 1994,
				       January 1, 1994 and January 2, 1993

				       Consolidated Statements of
				       Shareholders' Equity for the years
				       ended December 31, 1994, January 1,
				       1994 and January 2, 1993

				       Consolidated Statements of Cash Flows
				       for the years ended December 31, 1994,
				       January 1, 1994 and January 2, 1993

				       Notes to Consolidated Financial
				       Statements

		     (a) 2.   Financial Statement Schedule

			      The following financial statement schedule of One Price Clothing Stores, Inc. is included in
			      Item 14 (d):

				       Schedule II -- Valuation and
				       Qualifying Accounts.




			     Schedules not listed above have been omitted because they are not applicable or the information is included in the financial statements or notes thereto.

		     (a) 3. Exhibits including those incorporated by reference:

		   Exhibit
		   Number          Description

		   3(a)            Certificate of Incorporation of the
              				   Registrant, as amended through April
				                 1987: Incorporated by reference to
				                 exhibit of the same number in
				                 Registrant's Registration Statement on
				                 Form S-1, filed April 10, 1987, (File No.
				                 33-13321) ("the S-1").

		   3(a)(1)         Certificate of Amendment of Certificate
              				   of Incorporation of the Registrant:
				                 Incorporated by reference to exhibit of
				                 same number in Registrant's Annual Report
				                 on Form 10-K for the year ended January
				                 1, 1994, (File No. 0-15385) ("the 1993
				                 Form 10-K").

		   3(b)            Restated By-Laws of the Registrant, as of
              				   July 22, 1992 and amended as of July 20,
				                 1994.

		   4(a)            See Exhibits 3(a), 3(a)(1), and 3(b).

		   4(b)            Specimen of Certificate of the
              				   Registrant's Common Stock: Incorporated
				                 by reference to Exhibit 1 of the
				                 Registrant's Registration Statement on
				                 Form 8-A filed with the Securities and
				                 Exchange Commission on June 23, 1987,
				                 (File No. 0-15385).

		   4(c)            One Price Clothing Stores, Inc. and
                     Wachovia Bank of North Carolina, N. A. as
				                 Rights Agent Shareholder Rights Agreement
				                 dated November 3, 1994:  Incorporated by
				                 reference to Exhibit 2 to the
				                 Registrant's Form 8-K filed November 10,
				                 1994 (File No. 0-15385).

		   Material Contracts -- Executive Compensation Plans and
                           Arrangements:
		   10(a)*          Stock Option Plan of the Registrant dated
              			    February 20, 1987 and related forms of
             				    Incentive and Non-qualified Stock Option
				                 Agreements: Previously filed as exhibit
				                 10(d) of the S-1.

		   10(b)*          Stock Option Plan of the Registrant dated
              				   December 12, 1988 and related forms of
				                 Incentive and Non-qualified Stock Option
				                 Agreements: Incorporated by reference to
				                 exhibit 10(a) in the Registrant's Annual
				                 Report on Form 10-K for the year ended
				                 December 31, 1988, (File No. 0-15385)
				                 ("the 1988 Form 10-K").

		   10(c)*          One Price Clothing Stores, Inc. 1991
                		   Stock Option Plan: Incorporated by
				                 reference to exhibit 10(b) in the
				                 Registrant's Annual Report on Form 10-K
				                 for the year ended December 28, 1991,
				                 (File No. 0-15385) ("the 1991 Form 10-
				                  K").

		   10(d)*          Summary of Officer Bonus Plan: Previously
               			   filed as exhibit of the same number in
				                 Registrant's Annual Report on Form 10-K
				                 for the year ended January 2, 1993, (File
				                 No. 0-15385) ("the 1992 Form 10-K").

		   10(e)*          Form of Employment Agreement between
              				   Registrant and Henry D. Jacobs, Jr.:
				                 Previously filed as exhibit 10(j) in the
				                 1988 Form 10-K.

		   10(f)*          Employment Agreement dated February 1,
              				   1991 between the Registrant and Ethan S.
				                 Shapiro: Incorporated by reference to
				                 exhibit 10(m) in the Registrant's Annual
				                 Report on Form 10-K for the year ended
				                 December 29, 1990, (File No. 0-15385)
				                 ("the 1990 Form 10-K").

 	   10(g)*          Key man term insurance policy, issued
	              			   February 20, 1993, on the life of Henry
				                 D. Jacobs, Jr.: Previously filed as
				                 exhibit of the same number in the 1992
				                 Form 10-K.

		   10(h)*          Employment Agreement dated January 16,
              				   1995 between the Registrant and Stephen
               			   A. Feldman.

		   10(i)*          Disability Income Policy for the benefit
               			   of Henry D. Jacobs, Jr.: Previously filed
				                 as exhibit of the same number in the 1992
				                 Form 10-K.

		   10(j)*          Disability Income Policy for the benefit
              				   of Ethan S. Shapiro: Previously filed as
				                 exhibit of the same number in the 1992
				                 Form 10-K.

		   10(k)*          Agreement between the Registrant and Jane
              				   R. Shapiro, Trustee of the Ethan S.
				                 Shapiro Life Insurance Trust: Previously
				                 filed as exhibit of the same number in
				                 the 1992 Form 10-K.

		   10(l)*          Agreement dated June 24, 1992 between the
              				   Registrant and Raymond S. Waters:
				                 Previously filed as exhibit of the same
				                 number in the 1992 Form 10-K.

		   10(m)*          Proposed Directors' Stock Option Plan to
              				   be effective April 19, 1995 and submitted
				                 for shareholders' approval at the Annual
				                 Shareholders' Meeting to be held April
			                  19, 1995.

		   Material Contracts -- Other:

		   10(n)           The Corporate Plan for Retirement Profit
              				   Sharing / 401 (k) Plan - A Fidelity
				                 Prototype Plan Non-Standardized Adoption
				                 Agreement 002, Basic Plan No. 07, as
				                 amended September 1, 1994

		   10(o)           Letter of agreement for an unsecured
               			   $15,000,000 line of credit and
				                 $15,000,000 letter of credit facility by
				                 and between the Registrant and
				                 NationsBank dated April 14, 1994 and
				                 unsecured Promissory Note of the
				                 Registrant to NationsBank dated April 14,
				                 1994: Incorporated herein by reference to
				                 exhibit 10 in the Registrant's quarterly
				                 report on Form 10-Q for the quarter ended
				                 April 2, 1994, (File No. 0-15385).

		   10(p)           First Amendment to Letter of agreement,
              				   dated December 31, 1994,  by and between
				                 the Registrant and NationsBank and
				                 unsecured Promissory Note of the
				                 Registrant to NationsBank dated February
				                 27, 1995.

		   10(q)           Credit Agreement dated March 16, 1995 by
              				   and between the Registrant and
				                 NationsBank (as agent) for an unsecured
				                 $25,000,000 line of credit facility and a
				                 $15,000,000 letter of credit facility.

		   11              Statement regarding computation of per
              				   share earnings.

		   21              Subsidiary of the Registrant.

		   23              Consent of Deloitte & Touche LLP.

		   27              Financial Data Schedule (electronic
				   filing only).

		   ---------------------------------------

		     * Denotes a management contract or compensatory plan or
		       agreement.





    (b)        Reports on Form 8-K.

	       On October 21, 1994, the Company filed a report on Form 8-K dated September 29, 1994 to report the legal proceedings discussed in Item 3.

	       On November 10, 1994, the Company filed a report on Form 8-K dated November 3, 1994 to report the adoption of Shareholder Rights Plan by the Board of Directors.

	       No other reports on Form 8-K were filed during the last quarter of the period covered by this report.

    (c)        Exhibits.

	       The response to this portion of Item 14 is submitted as a separate section of this report.

    (d)        Financial Statement Schedules.

	       The response to this portion of Item 14 is submitted as a separate section of this report.



    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  							  ONE PRICE CLOTHING STORES, INC.

    Date: March 29, 1995                                  /s/ Henry D. Jacobs, Jr.
                                                    				 			  Henry D. Jacobs, Jr.
					 		                                                      Chairman of the Board and
						 	                                                      Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Date: March 29, 1995                                  /s/ Henry D. Jacobs, Jr.
                                                     							  Henry D. Jacobs, Jr.
							                                                       Chairman of the Board,
							                                                       Chief Executive Officer and Director
							                                                       (principal executive officer)


    Date: March 29, 1995                                  /s/ Ethan S. Shapiro
                                                       					  Ethan S. Shapiro
							                                                       President, Chief Operating Officer and
							                                                       Director


    Date: March 29, 1995                                  /s/ Raymond S. Waters
                                                      						  Raymond S. Waters
							                                                       Secretary and Director


    Date: March 29, 1995                                  /s/ Stephen A. Feldman
                                                     							  Stephen A. Feldman
							                                                       Chief Financial Officer and Treasurer
							                                                       (principal financial officer)


    Date: March 29, 1995                                  /s/ David F. Bellet
                                                      						  David F. Bellet
							                                                       Director


    Date: March 29, 1995                                  /s/ Charles D. Moseley, Jr.
                                                     							  Charles D. Moseley, Jr.
							                                                       Director


    Date: March 29, 1995                                  /s/ Laurie M. Shahon
                                                      						  Laurie M. Shahon
							                                                       Director


    Date: March 29, 1995                                  /s/ Malcolm L. Sherman
                                                     							  Malcolm L. Sherman
						                                                        Director


    Date: March 29, 1995                                  /s/ James M. Shoemaker, Jr.
                                                     							  James M. Shoemaker, Jr.
							                                                       Director


    Date: March 29, 1995                                  /s/ Cynthia C. Turk
                                                      						  Cynthia C. Turk
						                                                        Director


						  ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY

   			  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	     COL. A             COL. B                      COL. C           COL. D            COL. E
	   DESCRIPTION          Balance at                ADDITIONS
			                      Beginning of     Charged to     Charged      Deduction -        Balance
			                      Period           Cost &         to Other-    Describe (1)       at End of
					                                     Expenses       Describe                        Period



    YEAR ENDED
    DECEMBER 31, 1994:

    Allowance for
    doubtful accounts    $135,000         $822,000                    $768,000             $189,000

    YEAR ENDED
    JANUARY 1, 1994:

    Allowance for
    doubtful accounts    $100,000         $723,000                     $ 688,000           $135,000

    YEAR ENDED
    JANUARY 2, 1993:

    Allowance for
    doubtful accounts   $  30,000         $553,000                     $ 483,000           $100,000



    (1) Write-offs charged against the allowance for returned customer checks




			 ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
				  EXHIBIT INDEX



    Exhibit
	       Number              Description

	       3(a)                Certificate of Incorporation of the
				                        Registrant, as amended through April
				                        1987: Incorporated by reference to
				                        exhibit of the same number in
				                        Registrant's Registration Statement on
				                        Form S-1, filed April 10, 1987, (File No.
				                        33-13321) ("the S-1").

	       3(a)(1)             Certificate of Amendment of Certificate
                     				   of Incorporation of the Registrant:
				                        Incorporated by reference to exhibit of
				                        same number in Registrant's Annual Report
				                        on Form 10-K for the year ended January
				                        1, 1994, (File No. 0-15385) ("the 1993
				                        Form 10-K").

	       3(b)                Restated By-Laws of the Registrant, as of
                     				   July 22, 1992 and amended as of July 20,
                     				   1994.

	       4(a)                See Exhibits 3(a), 3(a)(1), and 3(b).


	       4(b)                Specimen of Certificate of the
                     				   Registrant's Common Stock: Incorporated
				                        by reference to Exhibit 1 of the
				                        Registrant's Registration Statement on
				                        Form 8-A filed with the Securities and
				                        Exchange Commission on June 23, 1987,
				                        (File No. 0-15385).

	       4(c)                One Price Clothing Stores, Inc. and
                     				   Wachovia Bank of North Carolina, N. A. as
				                        Rights Agent Shareholder Rights Agreement
				                        dated November 3, 1994:  Incorporated by
				                        reference to Exhibit 2 to the
				                        Registrant's Form 8-K filed November 10,
				                        1994 (File No. 0-15385).

	       Material Contracts -- Executive Compensation Plans and
	       Arrangements:

	       10(a)*              Stock Option Plan of the Registrant dated
                     				   February 20, 1987 and related forms of
				                        Incentive and Non-qualified Stock Option
				                        Agreements: Previously filed as exhibit
				                        10(d) of the S-1.

	       10(b)*              Stock Option Plan of the Registrant dated
                     				   December 12, 1988 and related forms of
				                        Incentive and Non-qualified Stock Option
				                        Agreements: Incorporated by reference to
				                        exhibit 10(a) in the Registrant's Annual
				                        Report on Form 10-K for the year ended
				                        December 31, 1988, (File No. 0-15385)
				                        ("the 1988 Form 10-K").

	       10(c)*              One Price Clothing Stores, Inc. 1991
                     				   Stock Option Plan: Incorporated by
				                        reference to exhibit 10(b) in the
				                        Registrant's Annual Report on Form 10-K
				                        for the year ended December 28, 1991,
				                        (File No. 0-15385) ("the 1991 Form 10-
				                         K").

	       10(d)*              Summary of Officer Bonus Plan: Previously
                     				   filed as exhibit of the same number in
				                        Registrant's Annual Report on Form 10-K
				                        for the year ended January 2, 1993, (File
				                        No. 0-15385) ("the 1992 Form 10-K").

	       10(e)*              Form of Employment Agreement between
                     				   Registrant and Henry D. Jacobs, Jr.:
				                        Previously filed as exhibit 10(j) in the
				                        1988 Form 10-K.

	       10(f)*              Employment Agreement dated February 1,
	                     			   1991 between the Registrant and Ethan S.
 				                       Shapiro: Incorporated by reference to
				                        exhibit 10(m) in the Registrant's Annual
				                        Report on Form 10-K for the year ended
				                        December 29, 1990, (File No. 0-15385)
				                        ("the 1990 Form 10-K").

	       10(g)*              Key man term insurance policy, issued
                     				   February 20, 1993, on the life of Henry
				                        D. Jacobs, Jr.: Previously filed as
				                        exhibit of the same number in the 1992
				                        Form 10-K.

	       10(h)*              Employment Agreement dated January 16,
                     				   1995 between the Registrant and Stephen
				                        A. Feldman.

	       10(i)*              Disability Income Policy for the benefit
                     				   of Henry D. Jacobs, Jr.: Previously filed
				                        as exhibit of the same number in the 1992
				                        Form 10-K.

	       10(j)*              Disability Income Policy for the benefit
                     				   of Ethan S. Shapiro: Previously filed as
				                        exhibit of the same number in the 1992
				                        Form 10-K.


	       10(k)*              Agreement between the Registrant and Jane
                     				   R. Shapiro, Trustee of the Ethan S.
				                        Shapiro Life Insurance Trust: Previously
				                        filed as exhibit of the same number in
				                        the 1992 Form 10-K.

	       10(l)*              Agreement dated June 24, 1992 between the
                     				   Registrant and Raymond S. Waters:
				                        Previously filed as exhibit of the same
				                        number in the 1992 Form 10-K.

	       10(m)*              Proposed Directors' Stock Option Plan to
                     				   be effective April 19, 1995 and submitted
				                        for shareholders' approval at the Annual
				                        Shareholders' Meeting to be held April
				                        19, 1995.

	       Material Contracts -- Other:

	       10(n)               The Corporate Plan for Retirement Profit
				                        Sharing / 401(k) Plan - A Fidelity
                       		   Prototype Plan Non-Standardized Adoption
				                        Agreement 002, Basic Plan No. 07, as
				                        amended September 1, 1994

	       10(o)               Letter of agreement for an unsecured
                     				   $15,000,000 line of credit and
				                        $15,000,000 letter of credit facility by
				                        and between the Registrant and
				                        NationsBank dated April 14, 1994 and
				                        unsecured Promissory Note of the
				                        Registrant to NationsBank dated April 14,
				                        1994: Incorporated herein by reference to
				                        exhibit 10 in the Registrant's quarterly
				                        report on Form 10-Q for the quarter ended
				                        April 2, 1994, (File No. 0-15385).


	       10(p)               First Amendment to Letter of agreement,
                      			   dated December 31, 1994,  by and between
				                        the Registrant and NationsBank and
				                        unsecured Promissory Note of the
				                        Registrant to NationsBank dated February
				                        27, 1995.

	       10(q)               Credit Agreement dated March 16, 1995 by
                     				   and between the Registrant and
				                        NationsBank (as agent) for an unsecured
				                        $25,000,000 line of credit facility and a
				                        $15,000,000 letter of credit facility.

	       11                  Statement regarding computation of per
                     				   share earnings.

	       21                  Subsidiary of the Registrant.

	       23                  Consent of Deloitte & Touche LLP.

	       27                  Financial Data Schedule (electronic
                     				   filing only).



	      --------------------------------------

    *  Denotes a management contract or compensatory plan or agreement.

    (b)    Reports on Form 8-K.

	   On October 21, 1994, the Company filed a report on Form 8-K dated September 29, 1994 to report the legal proceedings discussed in
	   Item 3.

	   On November 10, 1994, the Company filed a report on Form 8-K dated November 3, 1994 to report the adoption of Shareholder Rights Plan by the Board of Directors. No other reports on Form 8-K were filed during the last quarter of the period covered by this report.

    (c)    Exhibits.

	   The response to this portion of Item 14 is submitted as a separate section of this report.

    (d)    Financial Statement Schedules.

	   The response to this portion of Item 14 is submitted as a separate section of this report.