Form 10-Q
period 1995-04-01
ONE PRICE CLOTHING STORES INC
filed 1995-05-03
CIK 812446

UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION

             		  FORM 10-Q

     	   Washington, D.C.  20549


| x |     QUARTERLY REPORT PURSUANT TO
       	  SECTION 13 OR 15(d) OF THE
	         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April
	         1, 1995

                  			   OR

|   |     TRANSITION REPORT PURSUANT TO
       	  SECTION 13 OR 15(d) OF THE
	         SECURITIES EXCHANGE ACT OF 1934

       	  For the transition period from
	         _____________ to _______________

       	  Commission file number 0-15385



		ONE PRICE CLOTHING STORES, INC.
	(Exact name of Registrant as specified in
			its Charter)

      	DELAWARE                                57-0779028
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)           Identification No.)

   Highway 290, Commerce Park
   1875 East Main Street
   Duncan, South Carolina                       29334
   (Address of principle executive offices)   (Zip Code)


Registrant's telephone number, including area code: (803) 433-8888

Indicate by check mark whether the
Registrant (1) has filed all reports
required to be filed by Section 13 or
15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or
for such shorter period that the
Registrant was required to file such
reports), and (2) has been subject to such
filing requirements for the past 90
days.    Yes    X      No_____

The number of shares of the Registrant's
Common Stock outstanding as of April
21,1995 was 10,311,781.

            	    INDEX
     ONE PRICE CLOTHING STORES, INC. AND
   	          	SUBSIDIARY


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

       	    Condensed consolidated balance
	           sheets -- April 1, 1995,  December
	           31, 1994 and April 2, 1994

       	    Condensed consolidated statements
	           of operations -- Three-month
	           periods ended April 1, 1995 and
       	    April 2, 1994

       	    Condensed consolidated statements
	           of cash flows -- Three-month
	           periods ended April 1, 1995 and
       	    April 2, 1994

	    Notes to unaudited condensed
	    consolidated financial statements
	    -- April 1, 1995

	    Independent accountants' report on
	    review of interim financial
	    information

Item 2. Management's Discussion and
	    Analysis of Financial Condition
	    and Results of Operations

PART II.    OTHER INFORMATION



Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of
	           Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

PART I.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiary
                                       						 April 1,       December 31,    April 2,
						                                          1995             1994           1994
					                                     	(Unaudited)          (1)        (Unaudited)

ASSETS

CURRENT ASSETS
	Cash and cash equivalents               $  1,660,000    $     362,000   $  5,070,000
	Merchandise inventories                   38,032,000       26,337,000     31,642,000
	Prepaid Federal and state income taxes     3,198,000           --            578,000
	Deferred income taxes                      2,164,000        1,709,000      1,526,000
	Other current assets                       3,539,000        2,844,000      2,310,000
	TOTAL CURRENT ASSETS                      48,593,000       31,252,000     41,126,000

PROPERTY & EQUIPMENT, at cost              51,740,000       48,996,000     39,412,000
	Less allowance for depreciation           14,394,000       13,606,000     11,353,000
						                                     37,346,000       35,390,000     28,059,000

OTHER ASSETS                                1,312,000        1,288,000      1,190,000
						                                    $87,251,000      $67,930,000    $70,375,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
	Accounts payable                         $11,885,000     $  6,470,000    $14,169,000
	Note payable                              19,574,000             --        2,468,000
	Sundry liabilities                         5,866,000        6,565,000      4,601,000
	TOTAL CURRENT LIABILITIES                 37,325,000       13,035,000     21,238,000

DEFERRED INCOME TAXES                       1,542,000        1,449,000      1,236,000

DUE TO RELATED PARTY                          361,000          372,000        402,000

COMMITMENTS AND CONTINGENCIES -- Note C

SHAREHOLDERS' EQUITY -- Note B
	Preferred Stock, par value $0.01
	  --authorized and unissued 500,000 shares
	Common Stock, par value $0.01
	  --authorized 35,000,000 shares,
	  issued and outstanding 10,311,256,
	  10,305,256 and 10,278,096 shares           103,000          103,000        103,000
	Additional paid-in capital                10,924,000       10,891,000     10,578,000
	Retained earnings                         36,996,000       42,080,000     36,818,000
                                   						  48,023,000       53,074,000     47,499,000
						                                    $87,251,000      $67,930,000    $70,375,000

(1) Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary

								    Three-Month Period Ended

                                                         								April 1,             April 2,
								                                                         1995                   1994

NET SALES                                                        $54,639,000            $56,007,000

Cost of sales                                                     35,309,000             34,888,000

GROSS MARGIN                                                      19,330,000             21,119,000

Selling, general and administrative expenses                      20,606,000             17,247,000
Store rent and related expenses                                    5,877,000              4,509,000
Depreciation and amortization expense                                993,000                776,000
Interest expense                                                     197,000                 19,000
                                                        								  27,673,000             22,551,000

Interest income                                                        9,000                 21,000

NET EXPENSES                                                      27,664,000             22,530,000

LOSS BEFORE INCOME TAXES                                          (8,334,000)            (1,411,000)

Benefit from income taxes                                         (3,250,000)              (539,000)

NET LOSS                                                         $(5,084,000)           $  (872,000)

Net loss per common share -- Note B                              $     (0.49)           $     (0.08)

Weighted average common shares outstanding
	 -- Note B                                                       10,307,457             10,508,832




See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary


                                                       									Three-Month Period Ended
								                                                     April 1,                 April 2,
								                                                       1995                     1994

OPERATING ACTIVITIES:
	Net loss                                                $ (5,084,000)           $  (872,000)
	Adjustments to reconcile net loss to net cash
	 used in operating activities:
	  Depreciation and amortization                              993,000                776,000
	  (Increase) decrease in other noncurrent assets             (25,000)                49,000
	  Deferred income taxes                                     (362,000)              (175,000)
	  Loss on disposal of property and equipment                 221,000                182,000
	  Changes in operating assets and liabilities            (10,872,000)            (5,043,000)

	 NET CASH USED IN OPERATING ACTIVITIES                   (15,129,000)            (5,083,000)

INVESTING ACTIVITIES:
	Purchases of property and equipment                       (3,169,000)            (1,364,000)
	Purchases of other noncurrent assets                            --                  (28,000)

	 NET CASH USED IN INVESTING ACTIVITIES                   ( 3,169,000)            (1,392,000)

FINANCING ACTIVITIES:
  Net borrowings from line of credit                       19,574,000              2,468,000
  Decrease in amount due to related par                       (11,000)                (9,000)
  Proceeds from exercise of Common Stock options               33,000                546,000

	 NET CASH PROVIDED BY FINANCING ACTIVITIES                19,596,000              3,005,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,298,000             (3,470,000)

Cash and cash equivalents at beginning of period              362,000              8,540,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 1,660,000             $5,070,000

SUPPLEMENTAL CASH FLOW INFORMATION:
	Income taxes paid                                           $340,000            $ 2,647,000
	Interest paid                                                121,000                 10,000




See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and
Subsidiary

April 1, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying condensed consolidated
financial statements are unaudited and
include the accounts of One Price Clothing
Stores, Inc. and its wholly-owned
subsidiary (the "Company").  All
significant intercompany accounts and
transactions have been eliminated in
consolidation.

These financial statements have been
prepared in accordance with generally
accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For interim reporting, the Company uses an estimated gross profit as calculated on a current quarterly basis by its inventory management system. At year-end, inventories are stated at the lower of average unit cost or market. Average unit cost is determined by the first-in, first-out (FIFO) method. Therefore, there is no assurance that a final determination of annual gross profit will not result in a significant impact on the fourth quarter results of operations.

In the opinion of management, all
adjustments (consisting of normal
recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month period ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ending
December 30, 1995.  For further
information, refer to the financial
statements and footnotes thereto included in the Company's Annual Report on Form 10-
K for the year ended December 31, 1994.

Certain previously reported amounts have been reclassified to conform with the current year presentation.

NOTE B -- EARNINGS PER SHARE

Earnings per share were computed based
upon the weighted average number of common and common equivalent shares outstanding.
Common equivalent shares are represented by shares under option.

NOTE C -- COMMITMENTS AND CONTINGENCIES

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


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
One Price Clothing Stores, Inc.

We have reviewed the accompanying
condensed consolidated balance sheets of
One Price Clothing Stores, Inc. and
subsidiary (the "Company") as of April 1,
1995 and April 2, 1994, and the related
condensed consolidated statements of
operations and of cash flows for the
three-month periods then ended.  These
financial statements are the
responsibility of the Company's
management.

We conducted our review in accordance with standards established by the American
Institute of Certified Public Accountants.
A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an
opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of One Price Clothing Stores, Inc. and subsidiary as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February
10, 1995 (February 28, 1995 as to Note B), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






DELOITTE & TOUCHE LLP

Greenville, South Carolina

April 14, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations

Net sales for the first quarter ended
April 1, 1995 decreased approximately 2.4% to $54,639,000 from $56,007,000 for the same quarter ended April 2, 1994. Comparable store sales for the quarter decreased 23% and average net sales per store decreased 18% compared to the same quarter last year.
The Company considers stores that are 18 months or older as comparable for this purpose, and there were 464 such stores at April 1, 1995.

Management believes that sales during the first quarter of fiscal 1995 reflect the continuation of the industry-wide decline in consumer spending on women's apparel and the shift of Easter sales from the first quarter in fiscal 1994 to the second quarter in fiscal 1995. Sales have continued to remain disappointing in
April.

During the first quarter of fiscal 1995, 24 new stores were opened and 15 under performing stores were closed. At April
1, 1995, the Company operated 650 stores in 28 states and Puerto Rico. In fiscal
1995, the Company plans to open a net of approximately 80 stores which should bring the total number of stores to approximately 720 by year end.

The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. The Company's sales historically have been lowest during the first quarter (January - March) and third quarter (July - September) and highest during the second quarter (April -
June) and fourth quarter (October -
December). Reduced sales volumes in first and third quarters coincide with the transition of seasonal merchandise.
Therefore, increased levels of markdowns occur during these transitional periods, and operating expenses, when expressed as a percentage of sales, are typically higher. Management expects this seasonality to continue.

Gross margin decreased to 35.4% of net
sales in the first quarter of 1995 as
compared to 37.7% of net sales for the
comparable quarter ended April 2, 1994.
The principal reason for the decrease in the gross margin percentage compared to the same quarter last year was an increase in the level of markdowns combined with the shortfall in sales of full-price spring merchandise. Depending on the relative strength of sales in the second quarter, increased markdowns compared to the second quarter of last year may occur.

Selling, general and administrative
expenses increased as a percentage of net sales to 37.7% in the first quarter of 1995 from 30.8% in the same period of 1994. This increase in selling, general and administrative expenses when expressed as a percentage of net sales is due to the significantly lower average store sales volumes compared to last year. The
Company's selling, general and
administrative expenses in dollars per
average store were flat compared to the
first quarter of last year. Efficiencies gained in transportation were offset by increases in production costs, investments made in personnel and training at the corporate offices and increases in store operating expenses due to the new markets entered into during 1994, particularly
Puerto Rico and California. Total store operating expenses increased due to the 104 net new stores opened since the first quarter last year.

Store rent expense increased as a
percentage of net sales to 10.8% during
the first quarter of 1995 compared to 8.0% for the same period in 1994. Rent expense in dollars per average store increased 9% over the first quarter of last year due to the impact of entering into leases in larger, metropolitan markets, particularly
Puerto Rico and California and increases in lessor operating costs and property taxes which are passed on to the Company.
The Company believes that the trend of
increasing average store rent expense may continue in the future.

Depreciation and amortization expense
increased to 1.8 % of net sales in the
first quarter of 1995 as compared to 1.4% for the quarter ended April 2, 1994.

The Company's effective tax rate for
fiscal 1994 was 38.5%.  The Company's
estimated annual effective tax rate for
fiscal 1995 is 39.0%.  The increase in
fiscal 1995's estimated annual effective tax rate compared to 1994's effective tax rate is primarily related to the expiration of the Federal Targeted Jobs
Tax Credit program and due to the
Company's planned geographic expansion
into state and local tax jurisdictions
with higher tax rates in fiscal 1995.

Liquidity and Capital Resources

During the first quarter of fiscal 1995, the Company used a net of $15,129,000 in operating activities. The largest components of this net use of cash include funding the operating loss for the quarter and an increase in merchandise inventories which was partially offset by an increase during the quarter in accounts payable.

During the first quarter of 1994, the
Company used a net of $5,083,000 in
operating activities.  The largest
components of this net use of funds
include an increase in merchandise
inventories and a reduction in income
taxes payable and sundry liabilities which was partially offset by an increase in accounts payable.

Total inventories at the end of the first quarter of fiscal 1995 and 1994 were $38,032,000 and $31,642,000, respectively.
Total inventories at December 31, 1994
were $26,337.000.  The level of
merchandise inventories is subject to
fluctuations because of the Company's
opportunistic buying strategy and
prevailing business conditions. The above amounts represent total inventory, whether located at the stores, in the Distribution
Center or in-transit.  The average
inventory per store was approximately
$58,500 and $57,800 at the end of the
first quarter of fiscal 1995 and 1994,
respectively. This represents an increase of approximately 1% in the average inventory per store. The slightly higher overall inventory levels per store resulted primarily from the pre-Easter selling season falling in the second quarter of fiscal 1995 compared to the first quarter in fiscal 1994. The average inventory per store was approximately
$41,000 at December 31, 1994. Typically, the average inventory per store increases during the first quarter compared to the level of inventory at the end of the Company's fiscal year.

The total of accounts payable and the note payable at the end of the first quarter of fiscal 1995 and 1994, respectively, was $31,459,000 and $16,637,000. The increase is due to funding the operating loss for the quarter, funding the increase in merchandise inventories and the increase in capital expenditures described below.
In comparison, total accounts payable at December 31,1994 was $6,470,000 and no amount was outstanding against the
Company's line of credit.  The total of
accounts payable and the note payable is subject to fluctuations because of the Company's opportunistic buying strategy, capital expenditure requirements and prevailing business conditions.

During the first quarter of fiscal 1995, a
net of $3,169,000 was used in investing
activities to purchase property and
equipment.  This consisted principally of
costs incurred for the expansion of the
Distribution Center and leasehold
improvements and equipment for the 24 new
stores opened during the quarter.   In
fiscal 1995, the Company plans to spend
approximately $12.0 million on capital
expenditures for new store openings,
expansion of the Company's distribution
facility, a new warehouse management
system, equipment and enhanced information systems.

During the first quarter of fiscal 1994, $1,364,000 was used to purchase property and equipment, principally leasehold improvements and equipment for the 23 new stores opened during the quarter and equipment purchased in anticipation of the additional new stores to be opened in the coming months.

The exercise of Common Stock options
pursuant to the Company's stock option
plans provided cash of $33,000 in the
first quarter of 1995 compared to $546,000 in the first quarter of 1994.

The Company executed a new bank agreement
in March 1995 with its bank that provides
for a $25,000,000 line of credit and a
$15,000,000 letter of credit facility and
expires May 31, 1996.  Borrowings against
the line of credit are unsecured and bear
interest at the Company's option of a Base
Rate (defined as the higher of the Bank's
prime interest rate or the Federal Funds
rate plus 0.50%) or the adjusted LIBOR
rate plus 1.50%.  The agreement requires
the Company to reduce the outstanding
balance on the line to zero for at least
thirty consecutive days during the term of
the agreement.  The credit facilities
contain certain covenants which, among
other things, restrict or limit the
ability of the Company to incur
indebtedness, or encumber or dispose of
assets.  In addition, the Company may not
repurchase its Common Stock or pay
dividends without prior approval.  The
Company was in compliance with the
covenants at April 1, 1995.   At the end
of the first quarter of fiscal 1995 and
1994, respectively, the Company had
$19,574,000 and $2,468,000 outstanding on
its line of credit. The maximum amounts outstanding under the line of credit during the first quarters of 1995 and 1994 were $20,689,000 and $4,411,000, respectively.  The average amounts
outstanding under the line of credit were $11,637,000 during the first quarter of 1995 and $592,000 during the first quarter of 1994. The weighted average interest rates were 8.5% and 6.0% for the first quarters of fiscal 1995 and 1994, respectively.

The Company had outstanding letters of
credit totaling approximately $6,014,000 at April 1, 1995. Letters of credit are used primarily to purchase merchandise from foreign suppliers. All such purchases are paid in United States dollars; thus the Company is not subject to foreign currency risks.

Management believes that the Company's
needs for operating capital and funds for capital expenditures in fiscal 1995 should be satisfied by its cash flows from operations and through the use of its available line of credit and operating leases. In the past, the Company has not used long-term debt or capital leases as a source of capital; however, the Company is considering whether such permanent financing would be in the best interest of the Company.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 22, 1994, two separate
lawsuits making certain securities and
common law allegations and seeking
unspecified damages were filed in the
United States District Court for the
District of South Carolina, Columbia
Division against the Company and its
Chairman and Chief Executive Officer,
Henry D. Jacobs, Jr.  A motion to
consolidate these cases is pending. The lawsuits, which seek certification as class actions, allege that the Chairman and Chief Executive Officer and the Company made materially false, misleading and untimely projections and statements on earnings. The plaintiffs in these cases, sought to be consolidated, are Leonard
Pitten, Katherine Hogan and Anthony J.
Mallozzi.  The Company has moved to
dismiss the lawsuits, and a ruling on that motion is currently pending. Although the Company cannot predict the likely outcome of these lawsuits at this time, management intends to vigorously defend these actions and believes that as a result of its legal defenses and insurance arrangements, the final outcome should not have a material adverse effect on the Company's consolidated financial condition or results of operations.

Occasionally the Company is a defendant in legal actions involving claims arising in the normal course of its business. The
Company believes that, as a result of its legal defenses and insurance arrangements, none of these other actions presently pending, if decided adversely, would have a material adverse effect on its financial position or results of operations.

Item 2. Changes in Securities
           		  None

Item 3. Defaults Upon Senior Securities
          		  None

Item 4. Submission of Matters to a Vote
       	of Security Holders

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on April 19, 1995:

										                                                                      Broker
Matter                                    For       Against     Abstentions     Nonvotes
Election of
  Directors -

Henry D. Jacobs, Jr.                    6,517,786          --      946,598      2,843,122
Ethan S. Shapiro                        6,497,336          --      967,048      2,843,122
Raymond S. Waters                       6,501,386          --      962,998      2,843,122
David F. Bellet                         6,534,011          --      930,373      2,843,122
Charles D. Moseley, Jr.                 6,534,011          --      930,373      2,843,122
James M. Shoemaker, Jr.                 6,497,636          --      966,748      2,843,122
Malcolm L. Sherman                      6,498,095          --      966,289      2,843,122
Cynthia C. Turk                         6,533,361          --      931,023      2,843,122
Laurie M. Shahon                        6,534,011          --      930,373      2,843,122





                                                                             			Broker
Matter                                    For           Against   Abstentions   Nonvotes
Directors' Stock
  Option Plan                           7,117,390       45,006     301,988      2,843,122

Item 5.       Other Information

	      On April 19, 1995, at the Board of
	      Directors meeting, the directors
	      appointed a Nominating and Board
	      Governance Committee consisting of
	      David F. Bellet, Laurie M. Shahon,
	      Malcolm L. Sherman, and Cynthia C.
	      Turk, all of whom are outside
	      directors of the Company.  The
	      Committee was organized to
	      consider matters relating to the
	      composition and operation of the
	      Board of Directors and to monitor
	      the performance of the directors
	      and top management of the Company.

Item 6. Exhibits and Reports on Form
	       8-K

(a) Exhibits including those incorporated by reference:

		  10(a) First Amendment to Letter of Agreement,
			dated December 31, 1994, by and between the Registrant and NationsBank and unsecured
			Promissory Note of the Registrant to
			NationsBank dated February 27, 1995:
			Incorporated by reference to exhibit 10(p) in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, (File No. 0-15385) ("the 1994 Form 10-K")

		  10(b) Credit Agreement dated March 16,
			1995 by and between the Registrant
			and NationsBank (as agent) for an
			unsecured $25,000,000 line of
			credit facility and a $15,000,000
			letter of credit facility:
			Incorporated by reference to
			exhibit 10(q) in the 1994 Form 10-K

		  11    Statement re: Computation of Per Share Losses

		  15    Acknowledgement of Deloitte & Touche LLP,
       			Independent Accountants

		  27    Financial Data Schedule
			(electronic filing only)

(b) The Company was not required to file any
		  report on Form 8-K for the quarter ended
		  April 1, 1995.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  May 3, 1995                         /s/  Henry D. Jacobs, Jr.
                                   					   Henry D. Jacobs, Jr.
					                                      Chairman and Chief Executive Officer
					                                      (principal executive officer)

Date:  May 3, 1995                         /s/  Ethan S. Shapiro
					                                      Ethan S. Shapiro
					                                      President and Chief Operating
					                                      Officer

Date:  May 3, 1995                         /s/  Stephen A. Feldman
					                                      Stephen A. Feldman
					                                      Chief Financial Officer and
					                                      Treasurer
					                                      (principal accounting officer)