Form 10-Q
period 1995-07-01
ONE PRICE CLOTHING STORES INC
filed 1995-08-09
CIK 812446

UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION

                  FORM 10-Q

           Washington, D.C.  20549


| x |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July
               1, 1995

                     OR

|   |     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from
                _________________ to _______________

       Commission file number 0-15385


          ONE PRICE CLOTHING STORES, INC.
    (Exact name of Registrant as specified in
                its Charter)


 DELAWARE                              57-0779028
(State or other jurisdiction           (I.R.S.
 of incorporation or                    Employer
 organization)                     Identification
                                        No.)

Highway 290, Commerce Park
1875 East Main Street
Duncan, South Carolina         29334
(Address of principle         (Zip Code)
executive offices)


Registrant's telephone number, including area
code:   (803)  433-8888

Indicate by check mark whether the Registrant (1)
has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such
shorter period that the Registrant was required to
file such reports), and (2) has been subject to
such filing requirements for the past 90
days.
Yes    X      No

The number of shares of the Registrant's Common
Stock outstanding as of July 31, 1995 was 10,311,781.


                    INDEX
ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)
                Condensed consolidated balance sheets --
                July 1, 1995, December 31, 1994 and July
                2, 1994

                Condensed consolidated statements of
                income -- Three-month and six-month
                periods ended July 1, 1995 and July 2,
                1994

                Condensed consolidated statements of cash flows -- Six-month periods ended July 1,
                1995 and  July 2, 1994

                Notes to unaudited condensed consolidated financial statements -- July 1, 1995

                Independent accountants' report on review of interim financial information


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations

PARTII.         OTHER INFORMATION

Item 1.         Legal Proceedings

Item 2.         Changes in Securities

Item 3.         Defaults Upon Senior Securities

Item 4.         Submission of Matters to a Vote of
                Security Holders

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K


SIGNATURES











PART I.         FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiary

                                  July 1,       December 31,       July 2,
                                   1995           1994              1994
                                  (Unaudited)     (1)            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents    $  3,530,000  $   362,000        $  1,517,000
  Merchandise inventories        38,928,000   26,337,000          36,253,000
  Prepaid Federal and state
   income taxes                     386,000        --                 --
  Deferred income taxes           2,316,000    1,709,000           1,843,000
  Other current assets --Note B   4,920,000    2,844,000           4,290,000
    TOTAL CURRENT ASSETS         50,080,000   31,252,000          43,903,000
PROPERTY & EQUIPMENT, at cost    56,143,000   48,996,000          42,910,000
  Less accumulated depreciation  15,346,000   13,606,000          12,160,000
                                 40,797,000   35,390,000          30,750,000
OTHER ASSETS                      1,414,000    1,288,000           1,455,000
                                $92,291,000  $67,930,000         $76,108,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable              $16,980,000 $  6,470,000         $11,748,000
  Note payable -- Note C          7,510,000          --                 --
  Current portion of long-term
    debt -- Note C                1,500,000          --                 --
  Sundry liabilities              7,506,000    6,565,000           6,014,000
  Federal and state income taxes
    payable                            --            --            2,874,000
    TOTAL CURRENT LIABILITIES    33,496,000   13,035,000          20,636,000
LONG-TERM DEBT -- Note C          4,500,000        --                   --
DEFERRED INCOME TAXES AND OTHER
    LIABILITIES                   1,955,000    1,821,000           1,776,000
SHAREHOLDERS' EQUITY -- Notes D and E
  Preferred Stock, par value $0.01
    --authorized and unissued 500,000 shares
  Common Stock, par value $0.01
    --authorized 35,000,000 shares,
    issued and outstanding 10,311,781,
    10,305,256 and 10,299,736
     shares                         103,000      103,000            103,000
  Additional paid-in capital     10,928,000   10,891,000         10,782,000
  Retained earnings              41,309,000   42,080,000         42,811,000
                                 52,340,000   53,074,000         53,696,000
                                $92,291,000  $67,930,000        $76,108,000

(1) Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary

                                 Three-Month Period     Six-Month Period
                                      Ended                    Ended
                                July 1,      July 2,     July 1,     July 2,
                                 1995         1994         1995        1994


NET SALES                  $86,647,000   $82,566,000  $141,287,000  $138,573,000

Cost of sales               48,722,000    46,058,000    84,032,000    80,947,000

GROSS MARGIN                37,925,000    36,508,000    57,255,000    57,626,000

Selling, general and
        administrative
         expenses           23,355,000   21,160,000     43,963,000    38,406,000
Store rent and related
  expenses                    6,205,000   4,832,000     12,082,000     9,341,000
Depreciation and
        amortization expense    997,000     838,000      1,989,000     1,614,000
Interest expense                312,000      12,000        509,000        31,000
                             30,869,000  26,842,000     58,543,000    49,392,000

Interest income                  15,000      29,000         24,000        50,000

NET EXPENSES                 30,854,000  26,813,000     58,519,000    49,342,000

INCOME (LOSS) BEFORE
        INCOME TAXES          7,071,000   9,695,000     (1,264,000)    8,284,000

Provision for (benefit from)
         income taxes         2,757,000   3,703,000       (493,000)    3,164,000

NET INCOME (LOSS)          $  4,314,000 $ 5,992,000   $   (771,000) $  5,120,000

Net income (loss) per common
        share -- Note D    $       0.42 $      0.57   $      (0.07) $      0 .49

Weighted average common
        shares outstanding
        -- Note D            10,347,591  10,593,573     10,309,610    10,554,938



See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
One Price Clothing Stores, Inc. and Subsidiary

                                             Six-Month Period Ended
                                             July 1,         July 2,
                                              1995            1994

OPERATING ACTIVITIES:
  Net (loss) income                         $ (771,000)   $  5,120,000
  Adjustments to reconcile net (loss)
   income to net cash used in operating
   activities:
    Depreciation and amortization            1,989,000       1,614,000
    (Increase) decrease in other
     noncurrent assets                         (75,000)         47,000
    Deferred income taxes                     (451,000)       (344,000)
    Loss on disposal of property
      and equipment                            280,000         200,000
    Changes in operating assets and
      liabilities                           (1,904,000)     (9,190,000)

 NET CASH USED IN OPERATING ACTIVITIES        (932,000)     (2,553,000)

INVESTING ACTIVITIES:
    Purchases of property and equipment     (7,661,000)     (4,910,000)
    Purchases in anticipation of sale
     / leaseback arrangements               (1,698,000)           --
    Purchases of other noncurrent assets       (66,000)       (291,000)

    NET CASH USED IN INVESTING ACTIVITIES   (9,425,000)     (5,201,000)

FINANCING ACTIVITIES:
    Net borrowings from line of credit       7,510,000             --
    Proceeds from issuance of long-term debt 6,000,000             --
    Decrease in other noncurrent liabilities   (22,000)        (19,000)
    Proceeds from exercise of Common
       Stock options                            37,000         750,000

    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                            13,525,000         731,000

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                     3,168,000      (7,023,000)

Cash and cash equivalents at
  beginning of period                          362,000       8,540,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $3,530,000    $  1,517,000

SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                       $  395,000    $  3,062,000
    Interest paid                              465,000          28,000



See notes to unaudited condensed consolidated financial statements



NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
One Price Clothing Stores, Inc. and Subsidiary

July 1, 1995

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

In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and six-month periods ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 30, 1995.
For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain previously reported amounts have been reclassified to conform with the current year presentation.

NOTE B -- SALE / LEASEBACK TRANSACTIONS

All costs of acquisition and construction of property and equipment which the Company intends to sell and lease back within one year are accumulated in current assets until such property and equipment is sold.

NOTE C -- CREDIT FACILITIES

Effective June 30, 1995, the Company's credit facility agreement was amended to convert the $25,000,000 line of credit facility to a $19,000,000 line of credit and a $6,000,000 term loan facility. Borrowings against these amended credit facilities are secured by the land, building and improvements at the Corporate Office and Distribution Center. Under the amended agreement, borrowings against the line of credit bear interest at the Company's option of a Base Rate (defined as the higher of the Bank's prime interest rate or the Federal Funds rate plus 0.50%) or the adjusted
LIBOR rate plus 1.50%. The term loan bears interest, payable quarterly, at the Company's option of the Base Rate, as defined above, plus
1.0% or the adjusted LIBOR rate plus 2.50%. The principal balance on the term loan is payable in 12 consecutive quarterly installments of $500,000 each commencing December 31, 1995. The amended credit facilities contain certain covenants which, among other things, restrict or limit the ability of the Company to incur indebtedness, or encumber or dispose of assets, requires the Company to reduce the outstanding balance on the line of credit to zero for at least thirty consecutive days during the term of the agreement and limits capital expenditures. In addition, the Company may not repurchase its Common Stock or pay dividends without prior approval. The Company was in compliance with the covenants at July 1, 1995.

NOTE D -- EARNINGS PER SHARE

Earnings per share were computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option.

NOTE E -- COMMITMENTS AND CONTINGENCIES

Two lawsuits filed by shareholders in September
1994 making certain securities and common law allegations and seeking unspecified damages against the Company and its Chairman and Chief Executive
Officer were dismissed by the court on July 10, 1995. The dismissal is subject to appeal.



INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
One Price Clothing Stores, Inc. and Subsidiary:


We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing
Stores, Inc. and subsidiary (the "Company") as of July 1, 1995 and July 2, 1994, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended, and the related condensed consolidated statements of cash flows for the six-month periods then ended.
These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of One Price Clothing
Stores, Inc. and subsidiary as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1995 (February 28,
1995 as to Note B), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Greenville, South Carolina

July 20, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the second quarter ended July 1, 1995
increased approximately 5% to $86,647,000 compared
to $82,566,000 for the same quarter ended July 2,
1994.  Net sales for the six-month period ended
July 1, 1995 increased approximately 2% to
$141,287,000 compared to $138,573,000 for the
comparable six-month period ended July 2, 1994.
Comparable store sales  decreased 14% for the
quarter and 17% year-to-date compared to the same
periods last year.    The Company considers stores
that are 18 months or older as comparable for this purpose, and there were 497 such stores at July 1, 1995.

Management believes that sales during the first half of fiscal 1995 reflect the continued industry-wide softness in consumer spending on women's apparel. Sales thus far in the third quarter of 1995 remain soft compared to the same period of the previous year.

Thirty-one new stores were opened during the second quarter of 1995 and one under-performing store was closed. For the six-month period ended July 1, 1995, the Company opened 55 new stores and closed
16 underperforming stores.  At July 1, 1995, the
Company operated 680 stores in 28 states and Puerto
Rico. Management deems it prudent, at this time, to reduce the previously announced new store expansion rate further during the remainder of the fiscal year and anticipates that approximately 700 stores will be in operation by year end.

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

Gross margin decreased to 43.8% of net sales in the second quarter of 1995 as compared to 44.2% of net sales for the comparable quarter ended July 2, 1994. Gross margin for the six-month period ended
July 1, 1995 was 40.5% of net sales compared to 41.6% for the six-month period ended July 2, 1994.
The decrease in gross margin as a percentage of net sales for the second quarter and for the six-month period ended July 1, 1995 compared to the same periods last year was primarily the result of taking increased levels of markdowns combined with the shortfall in sales of full-price spring merchandise.

Selling, general and administrative expenses increased as a percentage of net sales to 27.0% in the second quarter of 1995 from 25.6% in the same period of 1994. For the first six months of fiscal
1995, selling, general and administrative expenses increased to 31.1 % of net sales from 27.7% of net sales for the comparable period of 1994. These increases in selling, general and administrative expenses when expressed as a percentage of net sales are due to the significantly lower average store sales volumes experienced in the second quarter and six-month-periods ended July 1, 1995 compared to the same periods last year. The
Company's total selling, general and administrative expenses per average store in the second quarter and six-month-periods ended July 1, 1995, respectively, were approximately 7% and 4% less than the same periods last year primarily due to the impact on variable costs of the shortfall in sales, efficiencies gained in transportation costs and as a result of management's efforts to more stringently control other costs in light of current business conditions.

Total selling, general and administrative expenses increased due to the 94 net new stores opened since the second quarter of fiscal 1994 and investments made in personnel and training at the corporate offices.

Store rent expense increased as a percentage of net sales to 7.2% in the second quarter of 1995 compared to 5.9% in the same period in 1994. For the first six months of 1995, store rent expense increased to 8.6% of net sales compared to 6.7% of net sales for the comparable period of 1994. Rent expense per average store for the quarter and for the six-month period ended July 1, 1995 compared to the same periods of 1994 increased 8% due to the impact of entering into leases in larger, more costly, urban and metropolitan markets and increases in lessor operating costs and property taxes which are passed on to the Company. The
Company believes that increasing average store rents may continue in the future.

Depreciation and amortization expense increased to 1.2% of net sales in the second quarter of 1995 as compared to 1.0% of net sales for the second quarter of 1994 and increased to 1.4% of net sales from 1.2% for the six-month period ended July 1, 1995 compared to the same period in 1994.

The Company's effective tax rate for fiscal 1994 was 38.5%. The Company's estimated annual effective tax rate for fiscal 1995 is 39.0%. The increase in fiscal 1995's estimated annual effective tax rate compared to 1994's effective tax rate is primarily related to the expiration of the Federal Targeted Jobs Tax Credit program and due to the Company's expansion into state and local tax jurisdictions with higher tax rates in fiscal 1995.

Liquidity and Capital Resources

During the first six months of 1995 and 1994, $932,000 and $2,553,000, respectively, was used in operating activities, primarily due to the results of operations and the increase in net operating assets. The largest component of the net change in operating assets and liabilities resulted from an increase in merchandise inventories in excess of the increase in accounts payable.

Total inventories at the end of the second quarter
of fiscal 1995 and 1994 were $38,928,000  and
$36,253,000, respectively.  Total inventories at
December 31, 1994 were $26,337,000.  The level of
inventories are subject to fluctuations because of
the Company's opportunistic buying strategy and
prevailing business conditions.  The above amounts
represent total inventory, whether located at the
stores, in the Distribution Center or in-transit.
The average inventory per store was approximately
$57,000 and $62,000 at the end of the second
quarter of fiscal 1995 and 1994, respectively, a
decrease of approximately 8%.  This decrease in
average inventory per store resulted from the
current weak condition of the women's apparel
industry, management's efforts to adjust inventory
levels in response to sales trends, and the
Company's opportunistic buying strategy.   The
average inventory per store was approximately
$41,000 at December 31, 1994. Typically, the average inventory per store is at its lowest level at the end of the Company's fiscal year.

Total accounts payable and the note payable under the line of credit at the end of the second quarter of fiscal 1995 and 1994, respectively, was $24,490,000 and $11,748,000. In comparison, total accounts payable at December 31, 1994 was $6,470,000. The level of accounts payable is subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions. The increase in the accounts and note payable is also due to the increase in capital expenditures described below and funding the operating loss for the first six months of fiscal 1995.

During the first six months of fiscal 1995, a net of $9,425,000 was used in investing activities primarily to purchase property and equipment and to make purchases in anticipation of sale / leaseback arrangements. Such purchases consisted of leasehold improvements and equipment for the fifty-five new stores opened during the period and building and equipment costs principally associated with the expansion of the Distribution Center. In fiscal 1995, the Company plans to spend a total of approximately $11.0 million on capital expenditures for new store openings, expansion of the Company's distribution facility, a new warehouse management system, equipment and enhanced information systems.


During the first six months of 1994, a net of $5,201,000 was used in investing activities, primarily to purchase leasehold improvements and equipment for the sixty-three new stores opened during the period, building and equipment costs associated with the expansion of the Corporate
Office, and for equipment purchased in anticipation of the additional new stores to be opened in subsequent periods.

The exercise of Common Stock options pursuant to the Company's stock option plans provided cash of $37,000 in the first six months of 1995 compared to $750,000 in the first six months of 1994.

The Company executed an agreement in March 1995 with its banks that provided for a $25,000,000 line of credit and a $15,000,000 letter of credit facility expiring May 31, 1996. This agreement replaced the Company's $20,000,000 line of credit and $10,000,000 letter of credit facility with that bank.

Effective June 30, 1995, the agreement was amended to convert the $25,000,000 line of credit facility to a $19,000,000 line of credit and a $6,000,000 term loan facility. Borrowings against these amended credit facilities are secured by the land, building and improvements at the Corporate Office and Distribution Center. Under the amended agreement, borrowings against the line of credit bear interest at the Company's option of a Base
Rate (defined as the higher of the Bank's prime interest rate or the Federal Funds rate plus 0.50%) or the adjusted LIBOR rate plus 1.50%. The term loan bears interest, payable quarterly, at the Company's option of the Base Rate, as defined above, plus 1.0% or the adjusted LIBOR rate plus
2.50%. The principal balance on the term loan is payable in 12 consecutive quarterly installments of $500,000 each commencing December 31, 1995. The amended credit facilities contain certain covenants which, among other things, restrict or limit the ability of the Company to incur indebtedness, or encumber or dispose of assets, requires the Company to reduce the outstanding balance on the line of credit to zero for at least thirty consecutive days during the term of the agreement and limits capital expenditures. In addition, the Company may not repurchase its Common Stock or pay dividends without prior approval. The Company was in compliance with the covenants at July 1, 1995.

At the end of the second quarter of fiscal 1995, the Company had $7,510,000 outstanding under the line of credit and $6,000,000 under the term loan.
No amount was outstanding under the line of credit at the end of the same period of fiscal 1994. The maximum amounts outstanding under the line of credit during the second quarters of fiscal 1995 and 1994, respectively, were $20,586,000 and $3,109,000. The average amounts outstanding under the line of credit were $17,745,000 during the second quarter of fiscal 1995 and $92,000 during the second quarter of fiscal 1994. The weighted average interest rates were 8.3% and 6.1% for the second quarters of fiscal 1995 and 1994, respectively.

The Company had outstanding letters of credit totaling approximately $3,699,000 at July 1, 1995.
Letters of credit are used primarily to purchase merchandise from foreign suppliers. All such purchases are paid for in United States dollars;
thus the Company is not subject to foreign currency risks.

Management believes that the Company's needs for operating capital and funds for capital expenditures for fiscal 1995 should be satisfied by its cash flows from operations and through the use of its available line of credit, long-term debt, capital leases and operating leases.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 22, 1995, two separate lawsuits making certain securities and common law allegations and seeking unspecified damages were filed in the United States District Court for the District of
South Carolina, Columbia Division against the
Company and its Chairman and Chief Executive
Officer, Henry D. Jacobs, Jr. A motion to consolidate these cases was filed. The lawsuits, which sought certification as class actions, alleged that the Chairman and Chief Executive
Officer and the Company made materially false, misleading and untimely projections and statements on earnings. The plaintiffs in these cases, which were sought to be consolidated, were Leonard
Pitten, Katherine Hogan and Anthony J. Mallozzi.
The Company moved to dismiss the lawsuits and, on July 10, 1995, such lawsuits were dismissed by the court. The dismissal is subject to appeal.

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

Item 2. Changes in Securities
              None

Item 3. Defaults Upon Senior Securities
              None

Item 4. Submission of Matters to a Vote of
        Security Holders

The summary of votes at the Annual Meeting of the Company's Shareholders held April 19, 1995 are incorporated herein by reference to Item 4 in the Company's quarterly report on Form 10-Q for the quarter ended April 1, 1995 (File No. 0-15385).

Item 5.     Other Information
              None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits including those incorporated by
                reference:

                 10(a) Assignment and Acceptance (dated
                       April 24, 1995) of an interest
                       in the Credit Agreement (dated
                       March 17, 1995) to CoreStates
                       Bank and Promissory Notes dated
                       April 13, 1995 by and between
                       the Registrant and CoreStates
                       Bank and NationsBank, N.A.

                 10(b) Amendment Number 1 to Credit
                       Agreement (dated as of June 30,
                       1995) by and between the
                       Registrant, various banks and
                       lending institutions, and
                       NationsBank, N.A. (as agent),
                       and Promissory Notes and
                       Mortgage and Security Agreement.

                  11   Statement re: Computation of Per
                       Share Earnings

                  15   Acknowledgement of Deloitte &
                       Touche LLP, Independent
                       Accountants

                  27   Financial Data Schedule
                       (electronic filing only)

              (b) On July 14, 1995, the Company filed a
                  report on Form 8-K dated July 10,1995
                  to report the court's dismissal of the
                  lawsuits discussed in Item 1. above.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date: August 8, 1994                       /s/  Henry D. Jacobs, Jr.
                                           Henry D. Jacobs, Jr.
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)


Date:  August 8, 1994                      /s/  Ethan S. Shapiro
                                           Ethan S. Shapiro
                                           President and Chief Operating Officer


Date:  August 8, 1994                      /s/  Stephen A. Feldman
                                           Stephen A. Feldman
                                           Chief Financial Officer and Treasurer
                                           (principal financial officer)