Form 10-Q
period 1995-11-08
ONE PRICE CLOTHING STORES INC
filed 1995-11-09
CIK 812446

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                                FORM 10-Q

                         Washington, D. C. 20549

|x|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

                                   OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                    Commission file number 0-15385

                    ONE PRICE CLOTHING STORES, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                               57-0779028

     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

     Highway 290, Commerce Park
     1875 East Main Street
     Duncan, South Carolina                            29334

    (Address of principle executive offices)           (Zip Code)

Registrant's telephone number, including area code:    (803) 433-8888

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of November 6, 1995 was 10,317,031.

 INDEX
     ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY


PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets -- September 30, 1995, December 31, 1994 and October 1, 1994

          Condensed consolidated statements of operations -- Three-month and nine-month periods ended September 30, 1995 and October 1, 1994

          Condensed consolidated statements of cash flows -- Nine-month periods ended September 30, 1995 and October 1, 1994

          Notes to unaudited condensed consolidated financial statements -- September 30, 1995

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiary

                                                                           September 30,           December 31,         October 1,
                                                                                 1995                   1994             1994
                                                                            (Unaudited)                  (1)          (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents .......................................           $ 2,272,000           $   362,000           $   123,000
 Merchandise inventories .........................................            36,111,000            26,337,000            33,472,000
 Deferred income taxes ...........................................             2,267,000             1,709,000             1,707,000
 Other current assets -- Note B ..................................             4,199,000             2,844,000             3,029,000
 Prepaid Federal and state income taxes ..........................             1,352,000                  --                 693,000
       TOTAL CURRENT ASSETS ......................................            46,201,000            31,252,000            39,024,000

PROPERTY & EQUIPMENT, at cost ....................................            56,666,000            48,996,000            45,921,000
 Less accumulated depreciation ...................................            16,308,000            13,606,000            12,948,000
                                                                              40,358,000            35,390,000            32,973,000
OTHER ASSETS .....................................................             1,796,000             1,288,000             1,445,000
                                                                             $88,355,000           $67,930,000           $73,442,000
LIABILITIES AND SHAREHOLDERS'  EQUITY
CURRENT LIABILITIES
 Accounts payable ................................................           $ 12,206,000 $         6,470,000$             8,970,000
 Note payable ....................................................            10,473,000                  --               5,457,000
 Current portion of long-term debt -- Note C .....................             2,000,000                  --                    --
 Sundry liabilities ..............................................             6,400,000             6,565,000             5,225,000
       TOTAL CURRENT LIABILITIES .................................            31,079,000            13,035,000            19,652,000

DEFERRED INCOME TAXES
    & OTHER LIABILITIES ..........................................             2,046,000             1,821,000             1,825,000

LONG TERM DEBT -- Note C .........................................             4,000,000                  --                    --
SHAREHOLDERS' EQUITY -- Note D
 Preferred Stock, par value $0.01
     --authorized and unissued 500,000 shares
 Common Stock, par value $0.01
     --authorized 35,000,000 shares,
     issued and outstanding 10,317,031,
     10,305,256 and 10,304,806 shares ............................               103,000               103,000               103,000
 Additional paid-in capital ......................................            10,954,000            10,891,000            10,886,000
 Retained earnings ...............................................            40,173,000            42,080,000            40,976,000
                                                                              51,230,000            53,074,000            51,965,000

                                                                             $88,355,000           $67,930,000           $73,442,000


(1) Derived from audited financial statements

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary


                                                            Three-Month Period Ended                Nine-Month Period Ended
                                                        September 30,      October 1,               September 30,         October 1,
                                                               1995              1994                   1995                 1994

NET SALES                                               $  74,307,000        $  65,877,000        $ 215,593,000        $ 204,450,000

Cost of sales                                              44,666,000           42,141,000          128,698,000          123,087,000

GROSS MARGIN                                               29,641,000           23,736,000           86,895,000           81,363,000

Selling, general and
   administrative expenses                                 23,836,000           20,539,000           67,798,000           58,945,000
Store rent and related expenses                             6,272,000            5,236,000           18,354,000           14,578,000
Depreciation and
   amortization expense                                     1,120,000              930,000            3,109,000            2,544,000
Interest expense                                              315,000               24,000              825,000               55,000
                                                           31,543,000           26,729,000           90,086,000           76,122,000

Interest income                                                12,000               26,000               36,000               76,000

NET EXPENSES                                               31,531,000           26,703,000           90,050,000           76,046,000

(LOSS) INCOME BEFORE INCOME
  TAXES                                                    (1,890,000)          (2,967,000)          (3,155,000)           5,317,000


(Benefit from) provision for
  income taxes                                               (755,000)          (1,132,000)          (1,248,000)           2,032,000


NET (LOSS) INCOME                                       $  (1,135,000)       $  (1,835,000)       $  (1,907,000)       $   3,285,000

Net (loss) income per common
   share -- Note D                                      $       (0.11)       $       (0.17)       $       (0.18)       $        0.31

Weighted average common
  shares outstanding --
  Note D                                                   10,313,916           10,541,503           10,311,045           10,555,330




See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary


                                                                                                Nine-Month Period Ended
                                                                                      September 30,                      October 1,
                                                                                          1995                             1994
OPERATING ACTIVITIES:
    Net (loss) income                                                                $ (1,907,000)                     $  3,285,000
    Adjustments to reconcile net (loss) income to net
       cash used in operating activities:
       Depreciation and amortization                                                    3,109,000                         2,544,000
       (Increase) decrease in other noncurrent assets                                    (103,000)                           86,000
       Deferred income taxes                                                             (300,000)                         (149,000)
       Loss on disposal of property and equipment                                         470,000                           358,000
       Changes in operating assets and liabilities                                     (5,609,000)                      (12,311,000)

      NET CASH USED IN OPERATING ACTIVITIES                                            (4,340,000)                       (6,187,000)

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                (8,511,000)                       (8,220,000)
    Purchases in anticipation of sale/leaseback arrangements                           (2,245,000)                             --
    Proceeds from sale/leaseback arrangements                                             944,000                              --
    Purchases of other noncurrent assets                                                 (441,000)                         (292,000)

      NET CASH USED IN INVESTING ACTIVITIES                                           (10,253,000)                       (8,512,000)

FINANCING ACTIVITIES:
    Net borrowings from line of credit                                                 10,473,000                         5,457,000
    Proceeds from issuance of long-term debt                                            6,000,000                              --
    Decrease in other noncurrent liabilities                                              (33,000)                          (29,000)
    Proceeds from exercise of Common Stock options                                         63,000                           854,000

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                        16,503,000                         6,282,000

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                   1,910,000                        (8,417,000)

Cash and cash equivalents at beginning of period                                          362,000                         8,540,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  2,272,000                      $    123,000

SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                                                $    299,000                      $  5,133,000
    Interest paid                                                                         797,000                            49,000


See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiary

September 30, 1995

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain previously reported amounts have been reclassified to conform with the current year presentation.

NOTE B -- SALE / LEASEBACK TRANSACTIONS

All costs of acquisition and construction of property and equipment which the Company intends to sell and lease back within one year are accumulated in current assets until such property and equipment is sold.

NOTE C -- CREDIT FACILITIES

Effective June 30, 1995, the Company's credit facility agreement was amended to convert the $25,000,000 line of credit facility to a $19,000,000 line of credit and a $6,000,000 term loan facility. Borrowings against these amended credit facilities are secured by the land, building and improvements at the Corporate Office and Distribution Center. Under the amended agreement, borrowings against the line of credit bear interest at the Company's option of a Base Rate (defined as the higher of the Bank's prime interest rate or the Federal Funds rate plus 0.50%) or the adjusted LIBOR rate plus 1.50%. The term loan bears interest, payable quarterly, at the Company's option of the Base Rate, as defined above, plus 1.0% or the adjusted LIBOR rate plus 2.50%. The principal balance on the term loan is payable in 12 consecutive quarterly installments of $500,000 each commencing December 31, 1995. The amended credit facilities contain certain covenants which, among other things, restrict or limit the ability of the Company to incur indebtness, or encumber or dispose of assets, requires the Company to reduce the outstanding balance on the line of credit to zero for at least thirty consecutive days during the term of the agreement and limits capital expenditures. In addition, the Company may not repurchase its Common Stock or pay dividends without prior approval. The Company was in compliance with the covenants at September 30, 1995.


NOTE D -- EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of common
and  common  equivalent  shares   outstanding.   Common  equivalent  shares  are
represented by shares under option.


NOTE E -- COMMITMENTS AND CONTINGENCIES

Two lawsuits filed by shareholders in September 1994 making certain securities and common law allegations and seeking unspecified damages against the Company and its Chairman and Chief Executive Officer were dismissed by the court on July 10, 1995. The dismissal was not appealed and the lawsuits are ended.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
One Price Clothing Stores, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiary (the "Company") as of September 30, 1995 and October 1, 1994, the related condensed consolidated statements of operations for the three-month and nine-month periods then ended, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Greenville, South Carolina

October  16, 1995

September 30, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Net sales for the third quarter ended September 30, 1995 increased approximately 13% to $74,307,000 from $65,877,000 for the same quarter ended October 1, 1994. Net sales for the nine-month period ended September 30, 1995 increased 5% to $215,593,000 compared to $204,450,000 for the same period last year. Comparable store sales decreased 4% for the quarter and decreased 13% year-to-date compared to the same periods last year. The Company considers stores that are 18 months or older as comparable, and there were 513 such stores at September 30, 1995.

Management believes that sales during the first nine months of fiscal 1995 reflect the ongoing softness in the women's apparel market. Sales thus far in the fourth quarter continue to reflect these weakened market conditions.

Eleven new stores were opened during the third quarter of fiscal 1995 and seven under- performing stores were closed. For the nine-month period ended September 30, 1995, the Company opened 66 new stores and closed 23 underperforming stores. At September 30, 1995, the Company operated 684 stores in a total of 28 states and Puerto Rico. The Company anticipates opening a net of approximately 60 stores during fiscal 1995 which should bring the total number of stores to approximately 700 by year end.

The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. The Company's sales historically have been lowest during the first quarter (January - March) and third quarter (July - September) and highest during the second quarter (April - June) and fourth quarter (October - December). Reduced sales volumes in the first and third quarters coincide with the transition of seasonal merchandise. Therefore, increased levels of markdowns occur during these transitional periods, and operating expenses, when expressed as a percentage of net sales, are typically higher.

Gross margin increased to 39.9% of net sales in the third quarter of fiscal 1995 as compared to 36.0% of net sales for the comparable quarter ended October 1, 1994. Gross margin increased to 40.3% of net sales for the nine-month period ended September 30, 1995 from 39.8% of net sales for the same period last year. The increase in gross margin as a percentage of net sales for the third quarter was primarily the result of improved initial markups and a slight decrease in markdowns. This net decrease in markdowns in the third quarter of 1995 was due, in part, to taking certain markdowns planned for July (third quarter) in June (second quarter) and the additional markdowns required in 1994's comparable quarter to clear slow-moving inventory. The increase in gross margin for the nine-month period ending September 30, 1995 was due primarily to the increase in initial markups while markdowns were relatively flat compared to last year.

Selling, general and administrative expenses increased as a percentage of net sales to 32.1% in the third quarter of fiscal 1995 from 31.2% in the same period of fiscal 1994. For the first nine months of fiscal 1995 selling, general and administrative expenses increased to 31.4% of net sales from 28.8% of net sales for the comparable period of fiscal 1994. These increases in selling, general and administrative expenses expressed as a percentage of net sales are principally due to the lower average store sales volumes experienced in the third quarter and nine-month periods ended September 30, 1995 compared to the same periods last year. Average per store selling, general and administrative expenses have remained relatively stable compared to last year. The Company's total selling, general and administrative expenses per average store in the third quarter ended September 30, 1995 increased approximately 1% compared to the same period last year and, such expenses per average store for the nine-month period ended September 30, 1995, decreased approximately 2% compared to the same period last year.

Store rent expense increased as a percentage of net sales to 8.4% in the third quarter of fiscal 1995 from 7.9% in the same period of fiscal 1994. For the first nine months of fiscal 1995, store rent expense increased to 8.5% of net sales compared to 7.1% of net sales for the comparable period of fiscal 1994. Lower sales volumes during such periods increased rent expense when expressed as a percentage of net sales. Rent expense per average store in dollars for the third quarter and nine-month periods ended September 30, 1995 increased 4% and 7%, respectively, compared to the same periods of fiscal 1994. The increases in average store rent are due to the impact of entering into leases in larger, more costly urban and metropolitan markets, closing older underperforming stores which had lower average costs, and increases in lessor operating costs and property taxes which are passed on to the Company.

Depreciation and amortization expense increased slightly to 1.5% of net sales for the third quarter of 1995 compared to 1.4% for the same period in fiscal 1994, and increased to 1.4% of net sales for the nine-month period ended September 30, 1995 compared to 1.2% for the same period in fiscal 1994.

The Company's effective tax rate for fiscal 1994 was 38.5%. The Company's estimated annual effective tax rate for fiscal 1995 is 39%. The increase in fiscal 1995's estimated annual effective tax rate compared to 1994's effective tax rate is primarily related to the expiration of the Federal Jobs Tax Credit program and an increase in the effective state income tax rate.

Liquidity and Capital Resources

During the first nine months of fiscal 1995, operating activities used a net of $4,340,000 compared to $6,187,000 used during the first nine months of fiscal 1994. During both periods, this use of cash was primarily the result of the net change in operating assets and liabilities which included an increase in merchandise inventories and a decrease in federal and state income taxes payable which were partially offset by an increase in accounts payable.

Total inventories at the end of the third quarter of fiscal 1995 and 1994 were $36,111,000 and $33,472,000, respectively. Total inventories at December 31, 1994 were $26,337,000. The level of inventories are subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions. The above amounts represent total inventory, whether located at the stores, in the Distribution Center, or in-transit. The average inventory per store was approximately $53,000 at the end of the third quarter of fiscal 1995 compared to $55,000 at the end of the third quarter of fiscal 1994, a 4% decrease. This decrease in average per store inventories resulted from management's efforts to adjust inventory levels in response to sales trends. The average inventory per store was approximately $41,000 at December 31, 1994. Typically, the average inventory per store is at its lowest level at the end of the Company's fiscal year.

The total of accounts payable and the note payable under the Company's line of credit at the end of the third quarter of fiscal 1995 and 1994, were $22,679,000 and $14,427,000, respectively. In comparison, the total of accounts payable at December 31, 1994 was $6,470,000 and no amount was outstanding under the Company's available line of credit. The level of accounts payable and the note payable is subject to fluctuations because of seasonality, the Company's opportunistic buying strategy and prevailing business conditions. The increase in the accounts payable and the note payable is also due to funding new stores construction, the Distribution Center expansion and the operating loss for the first nine months of fiscal 1995, as well as the decrease in cash and cash equivalents available at December 31, 1994 compared to January 1, 1994.

During the first nine months of fiscal 1995, a net of $10,253,000 was used in investing activities- primarily to purchase property and equipment and to make purchases in anticipation of sale / leaseback arrangements. The property and equipment purchases consisted principally of leasehold improvements and equipment for the sixty-six new stores opened during the period and costs associated with the expansion of the Distribution Center. The purchases associated with the sale / leaseback arrangements were for Distribution Center equipment. In fiscal 1995, the Company plans to spend approximately $10 million (net of sale / leaseback proceeds) on capital expenditures.

During the first nine months of fiscal 1994, a net of $8,512,000 was used in investing activities, primarily to purchase leasehold improvements and equipment for ninety-four new stores opened during the period and costs associated with the expansion of the Distribution Center.

The exercise of Common Stock options pursuant to the Company's stock option plans provided cash of $63,000 in the first nine months of fiscal 1995 compared to $854,000 in the first nine months of fiscal 1994.

The Company executed an agreement in March 1995 with its bank that provided for a $25,000,000 line of credit and a $15,000,000 letter of credit facility expiring May 31, 1996. This agreement replaced the Company's $20,000,000 line of credit and $10,000,000 letter of credit facility with that bank. Effective June 30, 1995, the agreement was amended to convert the $25,000,000 line of credit to a $19,000,000 line of credit and a $6,000,000 term loan facility. Borrowings against these amended credit facilities are secured by the land, building and improvements at the Corporate Office and Distribution Center. Under the amended agreement, borrowings against the line of credit bear interest at the Company's option of a Base Rate (defined as the higher of the Agent Bank's prime interest rate or the Federal Funds rate plus 0.50%) or the adjusted LIBOR rate plus 1.50%. The term loan bears interest, payable quarterly, at the Company's option of the Base Rate, as defined above, plus 1.0% or the adjusted LIBOR rate plus 2.50%. The principal balance on the term loan is payable in 12 consecutive quarterly installments of $500,000 each commencing December 31, 1995. The amended credit facilities contain certain covenants which, among other things, restrict or limit the ability of the Company to incur indebtedness, or encumber or dispose of assets, requires the Company to reduce the outstanding balance on the line of credit to zero for at least thirty consecutive days during the term of the agreement and limits capital expenditures. In addition, the Company may not repurchase its Common Stock or pay dividends without prior approval. The Company was in compliance with the covenants at September 30, 1995.

At September 30, 1995, the Company had $6,000,000 outstanding under the term loan and $10,473,000 was outstanding under the line of credit compared to $5,457,000 at the end of the same period of fiscal 1994. The maximum amounts outstanding under the line of credit during the third quarters of fiscal 1995 and 1994, respectively, were $11,219,000 and $5,726,000. The average amounts outstanding under the line of credit were $8,615,000 during the third quarter of fiscal 1995 and $748,000 during the third quarter of fiscal 1994. The weighted average interest rates were 8.1% and 7.8% for the third quarters of fiscal 1995 and 1994, respectively.

During the first nine months of fiscal 1995 and 1994, respectively, the maximum amounts outstanding under the line of credit were $20,689,000 (incurred prior to the June 30, 1995 restructuring of the credit facilities) and $5,726,000. The average amounts outstanding under the line of credit were $12,666,000 during the first nine months of fiscal 1995 and $477,000 during the first nine months of fiscal 1994. The weighted average interest rates were 8.2% and 6.7 % for the first nine months of fiscal 1995 and 1994, respectively.

The Company had outstanding letters of credit totaling approximately $12,517,000 at September 30, 1995. Letters of credit are used primarily to purchase merchandise from foreign suppliers. All such purchases are paid for in United States dollars; thus, the Company is not subject to foreign currency risks.

Management believes that the Company's needs for operating capital and funds for capital expenditures for fiscal 1995 should be satisfied by its cash flows from operations and through the use of its available line of credit, long-term debt, capital leases and operating leases.

PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

On September 22, 1994, two separate lawsuits making certain securities and common law allegations and seeking unspecified damages were filed in the United States District Court for the District of South Carolina, Columbia Division against the Company and its Chairman and Chief Executive Officer, Henry D. Jacobs, Jr. A motion to consolidate these cases was filed. The lawsuits, which sought certification as class actions, alleged that the Chairman and Chief Executive Officer and the Company made materially false, misleading and untimely projections and statements on earnings. The plaintiffs in these cases, which were sought to be consolidated, were Leonard Pitten, Katherine Hogan and Anthony
J. Mallozzi. The Company moved to dismiss the lawsuits and, on July 10, 1995, such lawsuits were dismissed by the court. On August 7, 1995, the deadline expired for the plaintiffs to appeal the dismissal, and the lawsuits are permanently ended.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are included herein:

               11  Computation of Per Share Earnings

               15  Acknowledgement of Deloitte & Touche LLP,
                     Independent Accountants

               27  Financial Data Schedule (electronic filing only)

          (b) On August 11, 1995, the Company filed a report on Form 8-K dated August 7, 1995 to report the dismissal of legal proceedings discussed in Item 1. above.

               The Company was not required to file any other report on Form 8-K for the quarter ended September 30, 1995.


SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)



Date: November 9, 1995                            /s/ Henry D. Jacobs, Jr.
                                                  Henry D. Jacobs, Jr.
                                                  Chairman and Chief Executive Officer
                                                  (principal executive officer)

Date: November 9, 1995                            /s/ Ethan S. Shapiro
                                                  Ethan S. Shapiro
                                                  President and Chief Operating Officer

Date: November 9, 1995                            /s/ Stephen A. Feldman
                                                  Stephen A. Feldman
                                                  Chief Financial Officer and Treasurer
                                                  principal financial officer)