Form 10-K
period 1995-12-30
ONE PRICE CLOTHING STORES INC
filed 1996-03-29
CIK 812446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K
|x| Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 (Fee Required)
      For the fiscal year ended December 30, 1995
                                                                OR
|  |Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
      Act of 1934 (No Fee Required)
      For the transition period from

      Commission file number 0-15385
                       ONE PRICE CLOTHING STORES, INC.
       (Exact name of registrant as specified in its charter)

               Delaware                                               57-0779028
(State or other jurisdiction of organization)            (I.R.S. Employer Identification No.)

        1875 East Main Street
      Highway 290, Commerce Park
        Duncan, South Carolina                                         29334
(Address of principal executive offices)                              (Zip Code)

  Registrant's telephone number, including area code:  (864) 433-8888

  Securities registered pursuant to Section 12(b) of the Act:          None

  Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0.01 Par Value
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1996:
Common Stock, $0.01 Par Value - $26,811,231

The number of shares outstanding of the issuer's classes of common stock as of March 22, 1996: Common Stock, $0.01 Par Value - 10,335,031 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held May 20, 1996 are incorporated by reference into Part III.

PART I

ITEM 1.     BUSINESS

General

One Price Clothing Stores, Inc. (the "Registrant" or the "Company") operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories for the uniform retail price of $7. The Company purchases merchandise at heavily discounted prices in large quantities from a broad mix of manufacturers, jobbers, importers and other suppliers. Items offered in the Company's stores typically sell in department and specialty stores for $15 and up. The Company is able to acquire such merchandise at heavily discounted prices because of its willingness to purchase large quantities and odd lots and to buy goods later in the season than most other retailers. The Company's buyers are able to take advantage of situations such as over-production, order cancellations, excess foreign factory capacity or quota and manufacturers' needs to liquidate stock. This purchasing strategy allows the Company to obtain a price advantage and to react quickly to seasonal fashion preferences and weather conditions affecting consumer spending. It is the Company's policy to offer only first quality apparel; the Company does not purchase "seconds" or irregular merchandise from its suppliers. The Company increased its retail price from $6 to $7 on August 5, 1990, the only price increase since the Company began operations in 1984. At this time, management does not anticipate increasing the retail price in the near future.

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

Industry Segments

The Company operates in only one industry segment. All of the Company's assets and significant revenues and pre-tax earnings relate to retail sales of women's and children's apparel and accessories to the general public through Company-operated stores. At the end of 1995, 1994 and 1993, the Company's total assets were $79,364,000, $67,930,000 and $64,201,000, respectively. Net sales were  $294,692,000 in 1995,  $283,326,000 in 1994 and  $234,698,000 in 1993. The
Company had a net loss of $1,304,000 in 1995, net income of $4,389,000 in 1994 and net income of $8,724,000 in 1993. Other than operations in Puerto Rico, the Company had no operations outside the continental United States at the end of fiscal 1995 and no export sales. Reference is hereby made to the financial statements included in Part II for more detailed information about the Company's assets.

Operations

The Company operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories for the uniform retail price of $7. The Company registered the trademark "One Price" with the United States Patent and Trademark Office in June, 1990 for a ten-year period with the option to renew upon expiration. The Company intends to apply for renewal for this trademark. The Company registered the trademark "Every Day Every Item" in June, 1989 for a twenty-year period with the United States Patent and Trademark Office. The trademark expires in June, 2009 with the option to renew. The Company considers these trademarks to be valuable and significant to the conduct of its business. The Company registered "Every Day Every Item", "Todos Los Dias Todos Los Articulos," "One Price" and "Un Solo Precio" in Mexico in June, 1993. Management has decided to forego use of this mark at this time in Mexico which may result in the lapsing of such registrations in Mexico.

The One Price Store. The Company's typical store has approximately 3,300 square feet, of which approximately 2,400 square feet is devoted to selling space. All of the Company's stores are located in leased facilities with convenient access to adequate parking or public transportation. At December 30, 1995, approximately 92% of the Company's stores were located in strip shopping centers and the remaining stores were located in central business districts or malls. The Company does not franchise its stores.

The Company's stores are primarily located in or near communities with a population of at least 40,000 - 50,000 and above, as well as in large metropolitan areas. Most of the Company's stores are open seven days a week and typical hours of operation are from 10:00 a.m. until 7:00 p.m. or 9:00 p.m., Monday through Saturday, with shorter hours on Sunday. A typical store employs a full-time manager, one or two full-time assistant managers and up to ten additional part-time sales associates.

The Company's stores are designed for customer convenience and for attractive presentation of merchandise. All apparel is displayed on hangers and is organized by classification, style and color, promoting a pleasant shopping environment and customer convenience.

The Company's store operations department is headed by a Senior Vice President of Stores who is assisted by two Directors of Store Operations and Regional and District Sales Managers. Each Regional Sales Manager is responsible for approximately 9 districts. Each District Sales Manager is responsible for approximately 10 to 12 stores and visits each store in his or her district on a regular or as-needed basis to provide assistance in promoting sales, training, store layout and merchandise presentation, and to monitor adherence to the Company's operational and management policies.

Store Locations and Expansion. At December 30, 1995, the Company operated 701 stores in 28 states and Puerto Rico.

The Company opened a net of 83 stores and closed 23 underperforming stores in fiscal 1995. The Company's expansion plans in 1996 include opening approximately 20 new stores primarily in existing markets, closing approximately 60 stores (compared to an average of 30 stores over the last several years), and relocating approximately 10 stores.

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

The Company typically is able to purchase merchandise from vendors at substantially discounted prices as a result of the following circumstances: the inability of a manufacturer or importer to dispose of merchandise through regular channels, the discontinuance of merchandise because of changes in color or style, over-production by manufacturers, cancellation of orders by conventional retail stores, the need of catalog retailers to dispose of inventories of unordered catalog merchandise, and manufacturers' need to utilize excess capacity or import quota or need for liquidity. The Company's ability and willingness to purchase in large quantities and in odd-lot or broken-size assortments and its reputation for reliability in the industry provide the Company with purchasing advantages. Typically, the Company buys the majority of its merchandise close to and during each selling season, later than department stores and other specialty retailers. This purchasing strategy permits the Company to react to fashion trends and opportunistic developments during a selling season. The Company may also purchase selected merchandise in advance of a selling season.

During fiscal 1995, the Company purchased merchandise from approximately 940 vendors, including manufacturers, jobbers, importers and other vendors. No vendor accounted for more than 10% of the Company's total purchases for the year.

Although there can be no assurance that the Company will be able to continue to acquire sufficient quantities of first quality merchandise at such low prices on favorable terms, the Company continues to add new vendors and believes that adequate sources of first quality merchandise are available at appropriate price levels. The Company does not maintain long-term or exclusive purchase commitments or arrangements with any vendor.

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

Substantially all merchandise is shipped directly from vendors to the Company's Distribution Center where the goods are processed and sent to the Company's stores. The majority of shipments to stores are made by common carriers.

Merchandising. The Company's merchandising strategy emphasizes contemporary and in-season apparel for juniors, misses, large-sized women and children. The Company's target customers are value- and fashion-conscious women, primarily in lower and middle income brackets. The Company offers only first quality merchandise at the retail price of $7 per item and emphasizes the value of its merchandise compared to similar merchandise sold elsewhere at higher prices. Women's apparel sold by the Company includes contemporary sportswear such as knit tops, pants, blouses, shirts, skirts, sweaters, jackets and shorts. In addition, the Company occasionally sells other types of merchandise such as dresses, swimsuits, jumpsuits, raincoats, lingerie and other related items. The Company also offers selected accessories such as scarves, socks, belts, handbags, jewelry and fragrances, in addition to apparel. Accessory sales as a percentage of net sales were 10.9% in fiscal 1995, 10.7% in fiscal 1994 and 11.6% in fiscal 1993. Sales of children's clothing comprised less than 10% of net sales in each of the last three fiscal years.

Management Information System. The Company's management information system, featuring point-of-sale cash registers and a computerized inventory management system, permits management to review each store's inventory on a daily and a weekly basis thereby enabling the Company to tailor its purchasing strategies and merchandise shipments to stores based on customer demand.

During fiscal 1995, the Company implemented a new warehouse management system to improve the management of the location and flow of merchandise within the Distribution Center.

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

Working Capital Requirements

Historically, the Company's primary needs for liquidity and capital have been to fund the cost of its new store expansion, the related growth in merchandise inventories, and the expansion of the Corporate Offices and Distribution Center. These needs have been met through cash provided by operations, the Company's available line of credit, long-term debt and operating leases. The Company had an agreement with its banks for a $25,000,000 unsecured line of credit and a $15,000,000 letter of credit facility expiring May 31, 1996. Effective June 30, 1995, the Company's credit agreement was amended to convert the $25,000,000 line of credit facility to a $19,000,000 line of credit and a $6,000,000 term loan facility, collateralized by land, building and improvements at the Corporate Office and Distribution Center.

In March 1996, the Company replaced its existing credit facilities with an agreement with a new lender which provides for a revolving loan facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) and a $7,500,000 term loan facility . Borrowings under the new credit agreement, based upon a borrowing base formula, are collateralized by all assets owned by the Company during the term of the agreement which expires in March 1998. The agreement contains certain covenants and terms described in Item 7 of this report.

Merchandise inventories are typically purchased on credit, including the use of letters of credit. Letters of credit are used to purchase merchandise inventories from foreign suppliers. All such purchases are paid in United States dollars; thus, the Company is not subject to foreign currency risks. As a result of the Company's opportunistic buying strategy and to ensure that an adequate supply of merchandise is available for shipment to its stores, the Company may, at times, invest a significant amount of its working capital in merchandise inventories.

Revenues from retail sales are recognized at the time of the sale. The Company accepts cash, checks, and, in selected stores, certain major credit cards. All stores offer a liberal exchange and return policy. An estimate for merchandise returns is recorded in the period the merchandise was purchased.

Customers

No material part of the business of the Company is dependent upon a single customer or a few customers.

Competition

The women's retail apparel industry is highly competitive. In order to compete effectively, the Company is dependent upon its ability to purchase merchandise at substantial discounts. The Company does not know of any direct competition from other specialty apparel retailers having a $7 one-price concept, though other competitors do employ a similar ceiling price concept of $10. However, the Company does compete with department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are owned by large national or regional chains with substantially greater resources than the Company. There can be no assurance that other retailers with substantially greater financial resources than the Company will not adopt a purchasing and marketing concept similar to that of the Company. Management believes that the primary competitive factors in the retail apparel industry are price, quality, variety of merchandise, good site selection and low cost of operation. The Company believes that it is well positioned in all of these areas to compete in its markets.

Environmental Factors

The Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or require material capital expenditures. The Company cannot predict, however, the impact of possible future legislation or regulation on its operations.

Employees

At December 30, 1995, the Company had approximately 4,800 employees, of which approximately 48 percent were full-time employees. The Company, like other retailers, experiences a high turnover rate of full-time and part-time store employees but has generally not experienced difficulties in hiring qualified personnel. None of the Company's employees are covered by a collective bargaining agreement, and management believes that the Company's relationship with its employees is good.

Change in Fiscal Year

In March 1996, the Company elected to change its fiscal year from the Saturday nearest December 31 to the Saturday nearest January 31, beginning in fiscal 1996. This change was made to conform the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarterly and annual results with other retail companies.

Private Securities Litigation Reform Act of 1995

The statements contained in this Item 1 (Description of Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in 1996 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting women's apparel retailers, competition from other existing or new women's apparel retailers, the Company's ability to meet debt service obligations and other liquidity needs, the seasonality of the Company's sales, the availability of both domestic and foreign sources of merchandise inventories at substantially discounted prices, Acts of God, and unusual seasonal weather patterns.

ITEM 2.     PROPERTIES

The Company leases all of its store locations. At December 30, 1995, the Company had 701 stores operating in 28 states and Puerto Rico. The Company leases its stores under operating leases generally with initial terms of five to ten years and with one to two renewal option periods of five years each. The leases typically contain kickout provisions based on that store's annual sales volume or the shopping center's occupancy. The leases generally provide for increased rents resulting from increases in operating costs and property taxes. Certain of the leases provide contingent or percentage rentals based upon sales volume, and other stores are leased on a month-to-month basis. To date, the Company has not experienced difficulty in obtaining leases for suitable locations for its stores on satisfactory terms. Approximately 60 existing store leases expire or have initial lease terms containing lessee renewal options which may be exercised during fiscal 1996. Management believes that the Company will not experience a significant increase in lease expense as a result of exercising renewal options or negotiating additional lease terms for such locations. The following is a list of store locations by state as of December 30, 1995 (25 of these stores have closed since year end):

                                                                                       NUMBER OF
STATE                                                                                   STORES
Alabama................................................................................. ..16
Arizona.....................................................................................9
Arkansas....................................................................................5
California.................................................................................56
Florida....................................................................................68
Georgia....................................................................................45
Illinois...................................................................................35
Indiana....................................................................................16
Kansas......................................................................................4
Kentucky...................................................................................12
Louisiana..................................................................................17
Maryland...................................................................................14
Michigan...................................................................................19
Mississippi................................................................................11
Missouri...................................................................................17
North Carolina.............................................................................44
New Jersey..................................................................................8
New Mexico..................................................................................8
New York...................................................................................17
Ohio.......................................................................................32
Oklahoma....................................................................................9
Pennsylvania...............................................................................30
Puerto Rico................................................................................21
South Carolina.............................................................................37
Tennessee..................................................................................29
Texas......................................................................................88
Virginia...................................................................................25
West Virginia...............................................................................2
Wisconsin...................................................................................7
TOTAL STORES..............................................................................701


The Company's Corporate Offices and Distribution Center are located in Duncan, South Carolina on approximately 82 acres which are owned by the Company. In fiscal 1993, the Company completed a 28,000 square foot expansion of its Corporate Offices. During fiscal 1995, the Company expanded the Distribution Center by approximately 90,000 square feet. These expansions increased the total size of the Corporate Offices and Distribution Center to approximately 500,000 square feet at December 30, 1995. With the addition of certain equipment and systems in fiscal 1995, the expanded Distribution Center should be able to support the Company's growth over the next several years. The Company's borrowings under its new credit facility are secured by all assets owned by the Company during the term of the agreement.

ITEM 3.  LEGAL PROCEEDINGS

On September 22, 1994, two separate lawsuits making certain securities and common law allegations and seeking unspecified damages were filed in the United States District Court for the District of South Carolina, Columbia Division against the Company and its Chairman and Chief Executive Officer Henry D. Jacobs, Jr. A motion to consolidate these cases was filed. The lawsuits, which sought certification as class actions, alleged that the Chairman and Chief Executive Officer and the Company made materially false, misleading and untimely projections and statements on earnings. The plaintiffs in these cases, which were sought to be consolidated, were Leonard Pitten, Katherine Hogan and Anthony
J. Mallozzi. The Company moved to dismiss the lawsuits, and on July 10, 1995, such lawsuits were dismissed by the Court. On August 7, 1995, the deadline expired for the plaintiffs to appeal the dismissal, and these lawsuits are permanently ended.

From time to time the Company is a defendant in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these other actions presently pending, if decided adversely, would have a material adverse effect on its financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS

The Company's common stock is traded under the symbol ONPR in the National Market System of NASDAQ. As of March 22, 1996, there were approximately 420 shareholders of record.

The Company has never paid cash dividends since its inception. The Company's credit agreement contains covenants which, among other things, restricts the Company from paying dividends. Currently, the Board of Directors intends to continue its policy of retaining earnings for operations and expansion of the business.

The quarterly high and low sales prices of the Company's Common Stock as quoted by NASDAQ are shown below. Prices have been adjusted to reflect a 3-for-2 stock split effected in the form of a stock dividend to shareholders of record on April 15, 1994.

                                                       1995                                      1994
                                            -----------------------------------------------------------------
                                            High              Low                     High             Low

     First .................................8 3/8             6 1/8                   17 2/3           11 1/2
     Second ................................7 1/2             3 3/4                   20               14 7/8
     Third .................................6 1/8             3 3/4                   18                8 1/2
     Fourth ................................5 1/2             2 3/4                   11 1/4            6 7/8


The closing price on December 29, 1995 was $3.00 per share compared to $7.88 per share at December 30, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company for each of the five fiscal years ended December 28, 1991 through December 30, 1995. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K

                                                                                                     Fiscal Year Ended
                                                             Dec. 30,       Dec. 31,     Jan. 1       Jan. 2      Dec. 28
                                                               1995           1994        1994        1993(a)       1991
Dollars in thousands except per share amounts

  1 Net sales                                              $  294,692      283,326      234,698       184,149      130,213
  2 (Loss) income before taxes and cumulative effect
      of a change in accounting principle                  $   (2,595)       7,138       13,959        10,913        7,180
  3 (Loss) income before cumulative effect of a change
      in accounting principle                              $   (1,304)       4,389        8,724         6,846        4,487
  4 Cumulative effect on prior years of a change
      in accounting principle                              $     --            --           --            --           186
  5 Net (loss) income                                      $   (1,304)       4,389        8,724         6,846        4,673
  6 Current assets                                         $   35,990       31,252       35,336        27,253       22,081
  7 Long-term assets                                       $   43,374       36,678       28,865        23,465       17,626
  8 Total assets                                           $   79,364       67,930       64,201        50,718       39,707
  9 Current liabilities                                    $   18,594       13,035       14,798        10,861        8,668
10  Long term debt and note payable to be refinanced       $    6,579        --             --            --           --
11  Deferred income taxes                                  $    1,482        1,449        1,166         1,061        1,052
12  Other noncurrent liabilities                           $      828          372          411           447          --
13  Shareholders' equity                                   $   51,881       53,074       47,826        38,349       29,987
14  Total investment                                       $   59,554      `53,226       48,158        39,228       30,636
15  Stores opened during the year, net                     #       60          101           94            81           70
16  Stores operating at year-end                           #      701          641          540           446          365
17  Number of employees                                    #    4,841        4,907        4,199         3,723        2,829
18  Weighted average common shares (000)                   #   10,314       10,525       10,404        10,304        9,996
19  Common shares outstanding at year-end (000)            #   10,335       10,305       10,221        10,123        9,918
20  (Loss) income per share before cumulative effect
      of a change in accounting principle                  $    (0.13)        0.42        0.84           0.66         0.45
21  Cumulative effect on prior years per share
      of a change in accounting principle                  $      --           --          --            --           0.02
22  Net (loss) income per common share                     $    (0.13)        0.42        0.84           0.66         0.47
23  Book value per common share                            $     5.02         5.15        4.68           3.79         3.02
24  Cash dividends declared per common share               $        0            0           0              0            0


    Notes to Summary of Selected Financial Data

    a. Fiscal year 1992 was a 53 week year, while all other years presented consisted of 52 weeks.

    Line Definitions
    14 Total investment -- Total of all interest-bearing debt, capitalized leases, net deferred taxes, and shareholders' equity.
    17 Number of employees -- Number of full and part-time employees at year-end.
    23 Book value per common share -- Book value of shareholders' equity per outstanding common share line 13 divided by line 19).


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    AND RESULTS OF OPERATIONS

    FINANCIAL SUMMARY

    The following table sets forth, for the three most recent fiscal years, certain financial statement elements as a percentage of net sales:

                                                                                      Fiscal Year Ended


                                                                Dec. 30,                   Dec. 31,                  Jan.1,
                                                                  1995                      1994                     1994
     PERCENT OF NET SALES:
     Net sales                                                    100.0%                     100.0%                  100.0%
     Cost of sales                                                 59.6%                      60.0%                   58.3%
                                                                --------                     ------                  ------
     Gross margin                                                  40.4%                      40.0%                   41.7%
                                                                --------                     ------                  ------
     Selling, general and administrative expenses                  30.9%                      29.0%                   27.7%
     Store rent and related expenses                                8.4%                       7.1%                    6.6%
     Depreciation and amortization expense                          1.5%                       1.3%                    1.4%
     Interest expense                                               0.4%                       0.1%                    0.1%
                                                                 -------                      -----                   -----
                                                                   41.2%                      37.5%                   35.8%
     Interest income                                                0.0%                       0.0%                    0.0%
                                                                 -------                      -----                   -----
     Net expenses                                                  41.2%                      37.5%                   35.8%
                                                                 -------                      -----                   -----

     (Loss) income before income taxes                            (0.8)%                       2.5%                    5.9%
     (Benefit from) provision for income taxes                    (0.4)%                       1.0%                    2.2%
                                                                  ------                      -----                   -----
     Net (loss) income                                            (0.4)%                       1.5%                    3.7%
                                                                  ======                      =====                   =====
     Stores in operation at year-end                                701                        641                      540
                                                                  ======                      =====                   =====

1995 COMPARED TO 1994

Net sales in 1995 increased 4% to $294.7 million compared to $283.3 million in 1994. This increase in sales is due to the net addition of 60 stores during the year. Comparable store sales, those stores in operation at least eighteen months, decreased 13% during 1995. Management believes the decline in comparable store sales in 1995 compared to 1994 is due to the continued softness in the women's apparel market. Sales results in January 1996, impacted by severe weather conditions, were also disappointing; however, sales trends since that time have shown some encouraging signs.

The Company opened 83 stores and closed 23 underperforming stores in 1995 compared to opening 128 stores and closing 27 underperforming stores in 1994. Fourteen stores were relocated in 1995 compared to 6 relocations in 1994. In light of recent results and the near-term outlook for the industry, the Company's present plan for 1996 is to open approximately 20 stores, primarily in existing markets, and to relocate approximately 10 stores. Additionally, approximately 60 stores will be closed in 1996. Management has decided to slow its previously announced plans to grow to 1,000 stores over the next several years in order to focus on improving the profitability of the Company's existing stores.

The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. The Company's sales historically have been lowest during the first quarter (January - March) and the third quarter (July - September) and highest during the second quarter (April - June) and the fourth quarter (October - December). Reduced sales volumes in the first and third quarters coincide with the transition of seasonal merchandise. Therefore, increased levels of markdowns occur during these transitional periods and operating expenses, when expressed as a percentage of net sales, are typically higher. After the end of 1995, the Company elected to change its year from the Saturday nearest December 31 to the Saturday nearest January 31, beginning in 1996. This change was made to conform the Company's calendar to the seasonal patterns it experiences, as well as to enhance comparability of its quarterly and annual results with other retail companies.

Gross margins as a percentage of net sales increased to 40.4% in 1995 compared to 40.0% in 1994. The improvement in gross margin was primarily the result of management's efforts to control inventory levels and flow which resulted in fewer markdowns when expressed as a percentage of net sales. Net sales of apparel and of accessories represented approximately 89% and 11%, respectively, of annual net sales in both 1995 and 1994.

Selling, general and administrative expenses increased as a percentage of net sales to 30.9% in 1995 compared to 29.0% in 1994. This increase in selling, general and administrative expenses, when expressed as a percentage of net sales, is principally due to the 10% reduction in average store sales volumes during 1995 compared to 1994. When expressed as a percentage of net sales, store operations expenses and home office expenses increased while distribution costs decreased. Selling, general and administrative expenses in dollars on an average store basis decreased 4% for the Company as a whole during 1995 compared to 1994 primarily as a result of management's stringent efforts to control costs, the completion of the distribution center conversion from hanging merchandise to a flat pack operation and expansion of the facility and the implementation of a new warehouse management system. Store operations expenses, distribution costs and expenses at the corporate offices in dollars on an average store basis decreased 1%, 11% and 7%, respectively.

Store rent expense as a percentage of net sales increased to 8.4% in 1995 compared to 7.1% in 1994. This increase is principally due to the lower sales volumes during 1995 compared to last year. Average store rent expense increased 6% in 1995 compared to the same period last year, primarily due to the Company's store expansion strategy of entering into larger, more costly urban and metropolitan markets with higher base rent and common area charge structures, and the closing of older, underperforming stores which had lower average rent costs. Management anticipates that this trend of increasing average store rents may continue. The Company has approximately 60 existing leases that expire or have initial lease terms containing lessee renewal options which may be exercised during 1996. Management believes that the Company will not experience a material increase in aggregate store rents as a result of renewal options or negotiating new lease terms for such locations.

Depreciation and amortization expense increased to 1.5% of net sales in 1995 from 1.3% of net sales in 1994. This increase resulted primarily from the completion of the distribution center expansion.

The effective income tax rate for 1995 was 49.7% compared to 38.5% in 1994. This increase was primarily due to the tax benefit arising in 1995 from the carryback of the Federal Targeted Jobs Tax Credits and the recognition in 1995 of the deferred income tax asset associated with the remaining net operating loss carryforward generated by the Company's Puerto Rico subsidiary in 1994. Management expects the Company's effective tax rate to decrease in 1996 because the items creating the 1995 increase (tax benefit arising from carryback of the Targeted Jobs Tax Credits and recognition of the tax benefit relating to future benefit of prior year Puerto Rico net operating loss) will not be repeated.

1994 COMPARED TO 1993

In 1994, average store sales increased 19% in the first quarter, increased 5% in the second quarter, were flat in the third quarter and declined 9% in the fourth quarter compared to 1993. Management believes sales for 1994 were negatively impacted by an industry-wide decline in consumer spending on women's apparel throughout the latter part of the year, coupled with unseasonably warm fall temperatures. Intense promotional pricing in the fall season by competitors in the women's retail apparel industry, in response to the above factors, was also believed to have further negatively impacted the Company's sales and margins. In the latter part of the third quarter of 1994, the Company changed its method of processing merchandise within its Distribution Center which temporarily caused a disruption in its ability to sufficiently restock the Company's stores, thus further negatively impacting sales.

Net sales in 1994 were $283.3 million, an increase of 21% over 1993 net sales of $234.7 million. The increase resulted from a net addition of 101 new stores during 1994. The Company opened 128 stores and closed 27 underperforming stores in 1994 compared to opening 125 stores and closing 31 underperforming stores in 1993. In 1994, comparable store sales, those stores in operation at least 18 months, increased 14% in the first quarter, were flat in the second quarter and declined 5% and 13% in the third and fourth quarters, respectively.
Comparable store sales decreased 3% for the 1994 year.

Gross margin as a percentage of net sales decreased to 40.0% in 1994 compared to 41.7% in 1993. The reduction in the gross margin percentage resulted primarily from increased markdowns on slow-moving segments of the Company's inventories. The increase in the rate of markdowns in 1994 primarily resulted from: (1) stocking stores that opened late in the summer season with warm weather type merchandise that subsequently was found predominantly to have too short a remaining selling season; and (2) the sluggish sell-through of merchandise as a result of the industry-wide decline in consumer spending on women's apparel during the latter part of the year.

Selling, general and administrative expenses increased as a percentage of net sales to 29.0% in 1994 compared to 27.7% in 1993. Generally, net sales were substantially below expectations for the second half of 1994, which resulted in increased selling, general and administrative expenses when expressed as a percentage of net sales. This increase in selling, general and administrative expenses was primarily attributable to increased transportation costs and increased costs in the Company's stores as well as a slight increase in expenses at the Corporate Offices.

Transportation costs increased approximately 0.5 percentage points when expressed as a percentage of net sales compared to 1993 due to a change in transportation from the use of a leased fleet to the use of common carriers for the delivery of merchandise to the majority of the Company's stores.

During the second half of 1994, the Company converted the Distribution Center's production process from a hanging operation to a flatpack operation. In conjunction with this change in the production process, the Company began the expansion of the Distribution Center by approximately 90,000 square feet. These changes were made to facilitate distribution to the increasing number of stores and to reduce processing and transportation costs.

The increased costs in the Company's stores primarily resulted from additional store labor and increases in other store operating expenses. The increase in store labor resulted in a 0.4 percentage points increase in selling, general and administrative expenses compared to last year. Other store operating expenses increased 0.2 percentage points when expressed as a percentage of net sales.

Expenses at the Company's Corporate Offices increased 0.2 percentage points when expressed as a percentage of net sales partially due to investments made in personnel and management training during the latter part of the year. As noted above, net sales were below expectations for the year which resulted in increased selling, general and administrative expenses when expressed as a percentage of net sales.

Store rent expense as a percentage of net sales increased to 7.1% in 1994 compared to 6.6% in 1993. This increase resulted primarily from the Company's store expansion strategy of entering larger, metropolitan markets with higher base rent and common area maintenance charge structures. As previously noted, net sales were significantly below expectations for the second half of 1994, which resulted in increased store rent expense when expressed as a percentage of net sales.

Depreciation and amortization expense decreased to 1.3% of net sales in 1994 from 1.4% of net sales in 1993.

The effective income tax rate for 1994 was 38.5% compared to 37.5% in 1993. This increase was primarily due to the start-up net operating loss in Puerto Rico for which no tax benefit was recognized. This increase and the effect of slightly higher state and local statutory income tax rates were minimized by the tax benefit from charitable contributions of inventory and utilization of state and Federal tax credits.

INFLATION

During its three most recent years, the Company believes that the impact of inflation has not been material to its financial condition or results of operations. Occasionally, the Company may experience increases in the average purchase price per unit of merchandise; however, such increases generally reflect the impact of an increase in the quality of goods purchased rather than inflationary factors.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion, the related growth in merchandise inventories and the expansion of the Corporate Offices and Distribution Center. Until 1995, these needs were met principally through cash provided by operations and the Company's available line of credit. During 1995, the Company amended its credit agreement to include a term loan facility to provide a source of capital and in 1996 replaced this facility with a new agreement described below.

At December 30, 1995, inventory increased by 10% compared to last year, while average store inventories increased 1% compared to last year. This includes inventory in the stores, in the Distribution Center and in- transit at year end. The average inventories in the Company's stores decreased 13% to approximately $25,000 per store compared to last year's $28,800 per store, reflecting management's efforts to control inventories and minimize the effect of markdowns. Inventories in-transit from foreign suppliers increased by $5,700 to $8,500 per store compared to last year, primarily due to the timing of overseas buying trips and due to the opportunistic purchases of Spring merchandise made available by foreign suppliers. In 1995, import purchases were 16% of total purchases compared to 10% in 1994. The level of merchandise inventories is subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions. In 1996, the Company intends to continue this strategy and to opportunistically purchase merchandise in advance of the selling seasons when it is to the Company's advantage. This strategy may impact the level of total merchandise inventories at the end of each quarter in 1996 and the Company's liquidity and working capital needs.

The Company previously had an agreement with its banks that provided for a $19,000,000 line of credit facility, a $15,000,000 letter of credit facility and a $6,000,000 term loan facility scheduled to expire May 31, 1996. Borrowings against the line of credit accrued interest at the Company's option of a Base Rate (defined as the higher of the Agent Bank's prime interest rate or the Federal Funds rate plus 0.50%) or the adjusted LIBOR rate plus 1.50%. The term loan accrued interest, payable quarterly, at the Company's option of the Base Rate, as defined above, plus 1.0% or the adjusted LIBOR rate plus 2.50%.

At December 30, 1995, the Company had $5,500,000 outstanding under the term loan and $2,412,000 outstanding under the line of credit compared to no amounts outstanding at December 31, 1994. The maximum amounts outstanding under the credit facilities during 1995 and 1994, respectively were $24,540,000 and $16,421,000. The average amounts outstanding under the credit facilities were $16,264,000 during 1995 and $3,165,000 during 1994. The change in average amounts outstanding principally resulted from the decrease in cash from the beginning of 1994 to the end of 1994. The weighted average interest rates were 8.2% and 7.6% during 1995 and 1994, respectively.

Letters of credit are used primarily to purchase merchandise from foreign suppliers. All such purchases are paid in United States dollars; thus, the Company is not subject to foreign currency risks. Approximately 9% of the Company's purchases in 1995 were paid by letters of credit compared to 6% in 1994. This increase in purchases paid by letters of credit is due to the Company's opportunistic buying strategy and taking advantage of the increase in the quota made available to the Company by foreign suppliers, particularly for purchases made late in the year for Spring 1996 merchandise. The proportion of merchandise purchased with letters of credit may vary in 1996.

On March 25, 1996, the Company replaced its existing credit facilities with an agreement with a new lender which provides for a revolving loan facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) and a $7,500,000 term loan facility. The new credit facilities expire in March 1998 and may be extended at the lender's option for an additional year. Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). At December 30, 1995, when the Company's inventories were at the seasonally lowest levels and outstanding letters of credit were at the seasonally highest levels, the Company would have had approximately $8.8 million of excess availability under the borrowing base formula on a pro forma basis. Availability under the revolving facility will fluctuate in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time by the lender in response to changes in the composition of the Company's inventory or other business conditions. The term loan is payable in 57 consecutive equal monthly installments plus interest commencing July 1996. If the new credit facility is not renewed in March 1998, the outstanding balance under the term loan would be due and payable at that time. Current obligations totaling $3,079,000 outstanding at December 30, 1995 under the former credit agreement were classified as long term, as the Company had the intent and ability to refinance such obligations on a long-term basis. Certain fees may be payable by the Company for early termination of the credit agreement.

The new credit agreement contains certain covenants which, among other things, restricts the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibits the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain minimum working capital, exclusive of amounts outstanding under the credit facilities, of $5,000,000.

Net cash provided by operating activities for 1995, 1994, and 1993 were $3,694,000, $3,627,000 and $9,121,000, respectively. The slight increase in cash provided by operating activities in 1995 was primarily the result of an increase in accounts payable and other liabilities offset by an increase in the merchandise inventories associated with the growth in the number of stores, an increase in prepaid Federal and state income taxes and the Company's net loss.

Net cash used in investing activities for 1995, 1994, and 1993 was $11,277,000, $12,625,000 and $9,388,000, respectively. The Company made capital expenditures of $10,865,000, $12,294,000 and $8,932,000, respectively, in each of the years presented. Capital expenditures were primarily for leasehold improvements and equipment for new stores opened and for expansions to the Distribution Center in each year, as well as the expansion of the Corporate Offices during 1994 and 1993.

Net cash provided by financing activities was $7,889,000 for 1995 due, in large part, to the issuance of $6,000,000 of long term debt and $2,412,000 of net borrowings under the Company's line of credit. Net cash provided by financing activities was $820,000 and $717,000 in 1994 and 1993, respectively, and resulted primarily from the exercise of the Company's Common Stock options.

In 1996, the Company plans to spend approximately $2.5 million on capital expenditures in part to open approximately 20 new stores and relocate approximately 10 stores. The Company's liquidity requirements in 1996 will be met principally through cash provided by operations and its credit facilities. If deemed by management to be in the best interest of the Company, additional long-term debt, capital leases or other permanent financing may be explored.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement essentially requires that when the Company commits to closing specific stores and for other stores which may be impaired, the fixed assets for such stores must be written down to fair market value. The Company anticipates that the adoption of SFAS 121, required for years beginning after December 15, 1995, will result in a decrease in net fixed assets of approximately $1,630,000 and a charge of approximately $1,395,000 (net of income taxes) which will be shown as the cumulative effect of a change in accounting principle in the 1996 Statement of Operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have audited the accompanying consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiary (the "Company") as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14 (d). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Greenville, South Carolina

February 15, 1996
(March 25, 1996 as to Note B and Note H)



                                        ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED BALANCE SHEETS

                                                                      December 30,                     December 31,
                                                                         1995                                1994
Assets -- Note B
CURRENT ASSETS
   Cash and cash equivalents                                            $   668,000                    $    362,000
   Miscellaneous receivables, net of allowance for
     doubtful accounts of $275,000 (1995) and
     $189,000 (1994)                                                      1,017,000                         907,000
   Merchandise inventories                                               28,961,000                      26,337,000
   Prepaid Federal and state income taxes                                 1,363,000                          71,000
   Prepaid expenses                                                       1,888,000                       1,866,000
   Deferred income taxes -- Note C                                        2,093,000                       1,709,000
                                                                        -----------                     -----------
     TOTAL CURRENT ASSETS                                                35,990,000                      31,252,000
                                                                        -----------                     -----------
PROPERTY AND EQUIPMENT, at cost
   Land                                                                     914,000                         914,000
   Land improvements                                                        494,000                         475,000
   Building                                                              16,005,000                      11,855,000
   Leasehold improvements                                                11,277,000                      10,055,000
   Fixtures and equipment                                                30,069,000                      25,697,000
                                                                        -----------                     -----------
                                                                         58,759,000                      48,996,000
   Less accumulated depreciation                                         17,575,000                      13,606,000
                                                                        -----------                     -----------
                                                                         41,184,000                      35,390,000
                                                                        -----------                     -----------
OTHER ASSETS                                                              2,190,000                       1,288,000
                                                                        -----------                     -----------
                                                                        $79,364,000                     $67,930,000
                                                                        ===========                     ===========
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                     $10,298,000                     $ 6,470,000
   Current portion of long term debt and note payable
      -- Note B                                                           1,333,000                            --
   Accrued salaries and wages                                             1,453,000                       1,571,000
   Accrued employee benefits                                              2,307,000                       2,191,000
   Sales tax payable                                                      1,904,000                       1,610,000
   Other accrued and sundry liabilities                                   1,299,000                       1,193,000
                                                                        -----------                     -----------
     TOTAL CURRENT LIABILITIES                                           18,594,000                      13,035,000
                                                                        -----------                     -----------
LONG TERM DEBT AND NOTE PAYABLE
   TO BE REFINANCED  -- Note B                                            6,579,000                            --
                                                                        -----------                     -----------
DEFERRED INCOME TAXES -- Note C                                           1,482,000                       1,449,000
                                                                        -----------                     -----------
OTHER NONCURRENT LIABILITIES -- Note F                                      828,000                         372,000
                                                                        -----------                     -----------
COMMITMENTS AND CONTINGENCIES -- Note D
SHAREHOLDERS' EQUITY -- Notes B, E and G
   Preferred Stock, par value $0.01 - authorized
     and unissued 500,000 shares
   Common Stock, par value $0.01 - authorized 35,000,000
     shares, issued and outstanding 10,335,031 (1995)
     and 10,305,256 (1994) shares                                           103,000                         103,000
   Additional paid-in capital                                            11,002,000                      10,891,000
   Retained earnings                                                     40,776,000                      42,080,000
                                                                        -----------                     -----------
                                                                         51,881,000                      53,074,000
                                                                        -----------                     -----------
                                                                        $79,364,000                     $67,930,000
                                                                        ===========                     ===========

See notes to consolidated financial statements



                                        ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                           Period Ended
                                                            December 30,          December 31,          January 1,
                                                                  1995                   1994               1994


NET SALES                                                   $294,692,000           $283,326,000       $234,698,000
Cost of sales                                                175,754,000            170,066,000        136,727,000
                                                           --------------          ------------      -------------
GROSS MARGIN                                                 118,938,000            113,260,000         97,971,000
                                                           --------------          ------------     --------------
Selling, general and administrative
   expenses                                                   91,048,000             82,118,000         65,124,000
Store rent and related expenses                               24,810,000             20,210,000         15,599,000
Depreciation and amortization expense                          4,394,000              3,612,000          3,184,000
Interest expense                                               1,326,000                271,000            166,000
                                                           --------------          ------------     --------------
                                                             121,578,000            106,211,000         84,073,000
Interest income                                                   45,000                 89,000             61,000
                                                           --------------          ------------     --------------
NET EXPENSES                                                 121,533,000            106,122,000         84,012,000
                                                           --------------          ------------     --------------
(LOSS) INCOME BEFORE INCOME TAXES                             (2,595,000)             7,138,000         13,959,000
(Benefit from) provision for income taxes -- Note C           (1,291,000)             2,749,000          5,235,000
                                                           ---------------         ------------     --------------

NET (LOSS) INCOME                                           $  (1,304,000)         $  4,389,000     $    8,724,000
                                                            ==============         ============     ==============
Net (loss) income per common share                          $       (0.13)         $       0.42 $            0.84
                                                            ==============         ============ =================

Weighted average shares outstanding                            10,313,860            10,524,978         10,403,850
                                                            =============          ============     ==============

See notes to consolidated financial statements



                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           Addditional
                                                     Common Stock           Paid-in         Retained
                                               Shares         Amount        Capital         Earnings          Total

Balance at January 2, 1993                    10,123,173       $102,000    $ 9,280,000      $28,967,000     $38,349,000
     Stock options exercised                      98,325                       753,000                          753,000
     Net income                                                                               8,724,000       8,724,000
                                              ----------       --------    -----------      -----------     -----------
Balance at January 1, 1994                    10,221,498        102,000     10,033,000       37,691,000      47,826,000
     Stock options exercised                      83,758          1,000        858,000                          859,000
     Net income                                                                               4,389,000       4,389,000
                                              ----------     ----------    -----------      -----------     -----------
Balance at December  31, 1994                 10,305,256        103,000     10,891,000       42,080,000      53,074,000
     Stock options exercised                      29,775           --          111,000                          111,000
     Net loss                                                                                (1,304,000)     (1,304,000)
                                              ----------     ----------    -----------      ------------     ----------
Balance at December 30, 1995                  10,335,031       $103,000    $11,002,000      $40,776,000    $ 51,881,000
                                              ==========     ==========    ===========      ============   ============


See notes to consolidated financial statements


                                          ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Period Ended
                                                                     December 30,            December 31,            January 1,
                                                                         1995                  1994                   1994
OPERATING ACTIVITIES
   Net (loss) income                                                $ (1,304,000)          $  4,389,000           $  8,724,000
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
     Depreciation and amortization                                     4,394,000              3,612,000              3,184,000
     Deferred income taxes                                              (351,000)              (145,000)              (514,000)
     Loss on disposal of property and equipment                          789,000                947,000                460,000
     (Increase) decrease in other noncurrent assets                     (522,000)               253,000                344,000
     Changes in operating assets and liabilities:
       (Increase) in miscellaneous receivables
         and prepaid expenses                                            (42,000)              (644,000)              (638,000)
       (Increase) in merchandise inventories                          (2,624,000)            (3,022,000)            (6,376,000)
       (Increase) decrease in prepaid Federal and
           state income taxes                                         (1,292,000)            (2,661,000)             1,562,000
       Increase in accounts payable and other liabilities              4,646,000                898,000              2,375,000
                                                                     ------------         --------------           -----------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                                          3,694,000              3,627,000              9,121,000
                                                                     ------------         --------------           -----------

INVESTING ACTIVITIES
   Purchases of property and equipment                               (10,865,000)           (12,294,000)            (8,932,000)
   Purchases of other noncurrent assets                                 (412,000)             ( 331,000)              (456,000)
                                                                    -------------         --------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                (11,277,000)           (12,625,000)            (9,388,000)
                                                                    -------------         --------------           ------------

FINANCING ACTIVITIES
   Net borrowings from line of credit                                  2,412,000               --                      --
   Proceeds from issuance of long term debt                            6,000,000               --                      --
   Repayment of long term debt                                          (500,000)              --                      --
   Debt financing costs incurred                                         (90,000)              --                      --
   Decrease in other noncurrent liabilities                              (44,000)               (39,000)               (36,000)
   Proceeds from exercise of Common Stock options                        111,000                859,000                753,000
                                                                    -------------          -------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              7,889,000                820,000                717,000
                                                                    -------------          -------------          ------------

INCREASE (DECREASE) IN  CASH
  AND CASH EQUIVALENTS                                                   306,000             (8,178,000)               450,000

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                     362,000              8,540,000              8,090,000
                                                                    -------------          -------------          ------------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                          $    668,000           $    362,000           $  8,540,000
                                                                    =============          =============          ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                                                $    477,000           $  5,330,000           $  3,953,000
   Interest paid                                                       1,117,000                298,000                166,000


See notes to consolidated financial statements

ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 1995

NOTE A - Operations and Summary of Significant Accounting Policies

Business: One Price Clothing Stores, Inc. and subsidiary (the "Company") operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in- season apparel and accessories for the uniform retail price of $7. At December 30, 1995, the Company operated 701 stores in 28 states and Puerto Rico.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes: The Company accounts for income taxes using the principles of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements.

Trademarks: The cost of trademarks is being amortized over their expected useful lives of 10 years using the straight-line method.

Purchased Software: Purchased software is included in other assets and is amortized over its estimated useful life of 5 years using the straight-line method.

Revenue Recognition: Revenues from retail sales are recognized at the time of the sale. An estimate for merchandise returns is recorded in the period the merchandise was purchased.

Store Preopening Costs: Costs associated with the opening of new stores are expensed as incurred.

Store Closing Costs: At the time management commits to close a store, a provision is made and operations are charged for any remaining store lease obligation after closing or penalty to cancel the lease obligation.


Advertising and Promotional Costs: Advertising and promotional costs are expensed when incurred. Such expenses were $324,000, $347,000 and $141,000 in 1995, 1994 and 1993, respectively.

Income Per Common Share: Net income per common share is computed by dividing net income by the weighted average number of shares of Common Stock and dilutive common stock equivalent shares for stock options (Note E) outstanding during the period.

Fiscal Year: The Company's year ends on the Saturday nearest December 31.

Reclassifications: Certain amounts included in prior years' financial statements have been reclassified to conform to the 1995 presentation.

NOTE B -  Credit Facilities

The Company previously had an agreement with its banks that provided for a $19,000,000 line of credit facility, a $15,000,000 letter of credit facility and a $6,000,000 term loan facility scheduled to expire May 31, 1996. Borrowings against the line of credit accrued interest at the Company's option of a Base Rate (defined as the higher of the Agent Bank's prime interest rate or the Federal Funds rate plus 0.50%) or the adjusted LIBOR rate plus 1.50%. The term loan accrued interest, payable quarterly, at the Company's option of the Base Rate, as defined above, plus 1.0% or the adjusted LIBOR rate plus 2.50%.

The maximum amounts outstanding under the credit facilities during 1995 and 1994 were approximately $24,540,000 and $16,421,000, respectively. The average amounts outstanding under the credit facilities were $16,264,000 during 1995 and $3,165,000 during 1994. The weighted average interest rate was 8.2% in 1995 and 7.6% in 1994. At December 30, 1995, the Company had $5,500,000 outstanding under the term loan and $2,412,000 outstanding under the line of credit compared to no amounts outstanding at December 31, 1994. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $11,923,000 at December 30, 1995 compared to $7,656,000 at December 31, 1994.

The fair value of the Company's outstanding debt at December 30, 1995 approximates the carrying value.

On March 25, 1996, the Company replaced its existing credit facilities with an agreement with a new lender which provides for a revolving loan facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) and a $7,500,000 term loan facility. The new credit facilities expire in March 1998 and may be extended at the lender's option for an
additional year.   Borrowings  under  the  credit  agreement  are
collateralized by all assets owned by the Company during the term of the agreement and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). At December 30, 1995, when the Company's inventories were at the seasonally lowest levels and outstanding letters of credit were at the seasonally highest levels, the Company would have had approximately $8.8 million of excess availability under the borrowing base formula on a pro forma basis. Availability under the revolving facility will fluctuate in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time by the lender in response to changes in the composition of the Company's inventory or other business conditions. The term loan is payable in 57 consecutive equal monthly installments plus interest commencing July 1996. If the new credit facility is not renewed in March 1998, the outstanding balance under the term loan would be due and payable at that time. Current obligations totaling $3,079,000 outstanding at December 30, 1995 under the former credit agreement were classified as long term, as the Company had the intent and ability to refinance such obligations on a long-term basis. Certain fees may be payable by the Company for early termination of the credit agreement.

The new credit agreement contains certain covenants which, among other things, restricts the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibits the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain minimum working capital, exclusive of amounts outstanding under the credit facilities, of $5,000,000.

NOTE C - Income Taxes

The (benefit from) provision for income taxes consists of the following:

                                                                        Period Ended
                                                           December 30,            December 31,            January 1,
                                                             1995                    1994                   1994
Current:
      Federal                                              $(1,001,000)              $2,400,000            $4,809,000
      State and local                                           62,000                  494,000               940,000
Deferred:
      Federal                                                   (5,000)                (116,000)             (428,000)
      State and local                                         (145,000)                 (29,000)              (86,000)
      Puerto Rico                                             (202,000)                     --                    --
                                                           ------------              -----------            ----------

Total (benefit from) provision for income taxes            $(1,291,000)              $2,749,000            $5,235,000
                                                           ============              ===========           ==========


Presented below are the elements which comprise deferred income tax assets and liabilities:

                                                                                              December 30,          December 31,
                                                                                                 1995                     1994
Gross deferred income tax assets:
 Accrued employee benefits deductible
   for tax purposes when paid                                                                  $   739,000         $    568,000
 Excess of tax over financial statement
   basis of inventory                                                                            1,111,000            1,062,000
 Accrued retirement benefits deductible
   for tax purposes when paid                                                                      145,000              162,000
 State and local net operating loss carryforwards                                                  113,000                --
 Puerto Rico net operating loss carryforward                                                       202,000              292,000
 Valuation allowance for Puerto Rico
   loss carryforward                                                                                 --                (292,000)
 Miscellaneous                                                                                     186,000              185,000
                                                                                              ------------          ------------
   Gross deferred income tax assets                                                              2,496,000            1,977,000
                                                                                               -----------          ------------

 Gross deferred income tax liabilities:
   Excess of financial statement over tax basis
    of property and equipment                                                                   (1,794,000)          (1,592,000)
  Excess of financial statement over
    tax basis of supplies                                                                          (91,000)            (125,000)
                                                                                                -----------         ------------
  Gross deferred income tax liabilities                                                         (1,885,000)          (1,717,000)
                                                                                                -----------         ------------
  Net deferred income tax asset                                                                 $  611,000          $   260,000
                                                                                                ===========         ============


  The net deferred income tax asset is recognized in the accompanying balance sheets as follows:

                                                                                                December 30,      December 31,
                                                                                                    1995              1994

  Current assets                                                                               $  2,093,000        $ 1,709,000
  Noncurrent liabilities                                                                         (1,482,000)        (1,449,000)
                                                                                                ------------       ------------
  Net deferred income tax asset                                                                $    611,000        $   260,000
                                                                                               =============       ============

In 1994, the Company's Puerto Rico subsidiary generated a net operating loss of approximately $696,000 which is available to offset future taxable income in Puerto Rico through 2001. Due to the subsidiary's short operating history (operations commenced in 1994), management was not assured that the deferred income tax asset related to the operating loss carryforward would be realized at the end of 1994. Accordingly, a valuation allowance for 100% of the deferred income tax asset was established. In 1995, the subsidiary realized taxable income of $212,000. Management believes that the operating loss in 1994 was attributable to the start-up of the Puerto Rico operations. Manage-ment now believes that it is more likely than not that the remaining deferred tax asset will be realized. Accordingly, the Company reversed the valuation allowance that was previously provided and the deferred tax asset related to the Puerto Rico subsidiary's net operating loss carryforward is recognized at December 30, 1995. Management believes that scheduled reversals of other temporary differences and anticipated future taxable income are sufficient to realize the remaining net deferred income tax assets at December 30, 1995.

A reconciliation of the statutory Federal income tax rate to the annual effective income tax rate follows:

                                                                                                   Period Ended
                                                                                    December 30,       December 31,       January 1,
                                                                                        1995                  1994           1994
                                                                                ------------------    ------------------   --------

     Federal income tax at statutory rate                                             (35.0)%              35.0%             35.0%
     State and local income tax, net of Federal
          tax benefit                                                                  (3.2)                4.5               4.0
     Puerto Rico net operating loss                                                    (7.8)                3.4                --
     Tax benefit from carryback of Federal Targeted
          Jobs Tax Credits                                                             (5.9)                 --                --
     Tax benefit from contributions of inventory                                         --                (2.7)             (0.6)
     Other, net                                                                         2.2                (1.7)             (0.9)
                                                                                      -------             -------           ------
                                                                                      (49.7)%              38.5%             37.5%
                                                                                      =======             =======           ======

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

     Future minimum rental commitments as of December 30, 1995 for noncancelable leases, are approximately as follows:

               1996...............................................  $21,266,000
               1997..............................................    18,183,000
               1998..............................................    13,758,000
               1999..............................................    10,122,000
               2000.............................................      5,764,000
               Later.............................................    11,435,000
               Total..............................................  $80,528,000



     Total rental expense for operating leases was as follows:

                                                                 Period Ended
                                                     December 30,           December 31,        January 1,
                                                        1995                    1995               1994
                                                     ------------           ------------        ----------

              Minimum rentals ...................... $21,686,000            $16,962,000            $13,782,000
              Contingent rentals ..................    4,739,000              3,836,000              2,837,000
                                                     ------------          -------------          -------------
                                                     $26,425,000            $20,798,000            $16,619,000
                                                     ===========           =============           ============


     NOTE E - Employee Benefits

     Stock Option Plans: The Company has three stock option plans (the 1991, 1988 and 1987 plans) which provide for grants to certain officers, directors, and key employees of stock options to purchase shares of Common Stock of the Company. Options granted under the plans expire ten years from the date of grant and, to date, have been granted at prices not less than the fair market value at the date of grant. Effective October 27, 1988, the Board of Directors retired all unissued options under the Company's 1987 Plan. Options cancelled subsequent to October 27, 1988 under the 1987 Plan are retired. Options cancelled under the 1991 and 1988 Plans are available for reissuance.

     Information with respect to the stock option plans is as follows:

                                                                                        Year
                                                              1995                                              1994
                                                   -------------------------------------------------------------------------------
                                                   Number of Shares   Price Per Share     Number of Shares         Price per Share
Outstanding at beginning of year                        551,000        $2.67--$19.00         602,000                 $2.67--$12.59
Options granted                                         108,000        $2.94--$ 7.87          77,000                 $9.06--$19.00
Options exercised                                       (30,000)       $2.67--$ 5.08         (84,000)                $2.67--$11.17
Options cancelled                                       (68,000)       $5.08--$14.81         (44,000)                $5.33--$16.38
                                                        --------       -------------         --------                 --------
Outstanding at end of year                              561,000        $2.94--$19.00          551,000                $2.67--$19.00
                                                        ========       ==============       =========
Exercisable at end of year                              247,000                               222,000
                                                        ========                            =========
Available for future grants                             301,000                               341,000
                                                        ========                            =========

     At December 30, 1995, a total of 862,000 shares of Common Stock were reserved for issuance under the Company's option plans.

     Effective April, 1995, the Company adopted the 1995 Director Stock Option Plan which provides for annual grants to non-employee members of the Board of Directors. Such grants are immediately exercisable on the date of grant and expire ten years from the date of grant. There was no activity under this plan during 1995. At December 30, 1995, 105,000 shares of common stock were reserved for issuance under the Director Stock Option Plan.

     Retirement Plan: The Company has a 401(k) and profit-sharing plan, the One Price Clothing Stores, Inc. Retirement Plan (the "Plan"). All employees in the United States who are 21 years of age or older with at least one year of service are eligible to participate in the Plan. Effective January 1995, the Company's contribution obligation increased to 50% of each participant's contribution with a maximum contribution of 2.5% of the participant's base compensation. In 1994, the Company was obligated under the Plan to make a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1.25% of the participant's base compensation. In addition, the Company may make an annual discretionary contribution on behalf of the participants; no such discretionary contributions have been made by the Company. Employer contributions (approximately $292,000, $132,000, and $101,000 in 1995,
     1994, and 1993, respectively) vest ratably over five years.

     Stock Purchase Plan: The Company adopted a Stock Purchase Plan, effective March 1995, that allows participating employees to purchase, through payroll deductions, shares of the Company's Common Stock at prevailing market prices. All full-time associates who are 18 years of age or older with at least six months of service are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan provides that participants may authorize the Company to withhold from net earnings and deposit such amounts with an independent custodian. The custodian purchases Common Stock of the Company at prevailing market prices and distributes the shares purchased to the participants upon request. The Company pays expenses associated with the purchases of the Common Stock and administration of the Stock Purchase Plan.

     NOTE F -  Related Party Transactions

     The Company has a deferred compensation agreement with a former executive officer who is currently a member of the Company's Board of Directors. The agreement provides for monthly payments aggregating $75,000 annually (including interest) through July 2002.

     The Company paid approximately $171,000, $32,000 and $33,000 in 1995, 1994 and 1993, respectively, for legal services provided by the law firm of which a Company Director is a member.

     NOTE G - Shareholders' Equity

     In March 1994, the Company declared a 3-for-2 stock split effected in the form of a stock dividend payable April 29, 1994 to shareholders of record as of the close of business on April 15, 1994. Accordingly, Common Stock outstanding, the weighted average number of common and common equivalent shares and per share amounts were retroactively adjusted to give effect to the stock split.

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

     NOTE H - Subsequent Events

     On March 14, 1996, the Company's Board of Directors adopted a resolution to change the Company's year end from the Saturday nearest December 31 to the Saturday nearest January 31, beginning in 1996. This change was made to conform the Company's calendar to the seasonal patterns it experiences, as well as to enhance comparability of its quarter and annual results with other retail companies.

     On March 14, 1996, the Company's Board of Directors also approved changes in the methods of accounting for merchandise inventories. The Company is changing from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the FIFO retail method. The Company believes that the retail method will provide improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The Company is also capitalizing into inventory certain merchandise acquisition and distribution costs to provide a better matching of revenues and expenses, particularly in interim periods. The effect of these changes in accounting for merchandise inventories, effective beginning in January 1996, will result in a net increase in merchandise inventories of approximately $1,031,000 and a benefit of approximately $629,000 (net of income taxes) which will be shown as the cumulative effect of a change in accounting principle in the 1996 Statement of Operations.

     NOTE I - Effect of New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement essentially requires that when the Company commits to closing specific stores and for other stores which may be impaired, the fixed assets for such stores must be written down to fair market value. The Company anticipates that the adoption of SFAS 121, required for years beginning after December 15, 1995, will result in a decrease in net fixed assets of approximately $1,630,000 and a charge of approximately $1,395,000 (net of income taxes) which will be shown as the cumulative effect of a change in accounting principle in the 1996 Statement of Operations.

     NOTE J -  Quarterly Results (Unaudited)

     The following is a summary of quarterly (13 weeks) operations for the years ended December 30, 1995 and December 31, 1994 (in thousands except per share data).

                                                                                               1995 Quarters Ended
                                                                            April 1,      July 1       September 30,   December 30,
                                                                              1995         1995           1995              1995
                                                                            -------------------------------------------------------
       Net sales                                                           $54,639      $86,647        $74,307          $79,099
       Gross margin                                                         19,330       37,925         29,641           32,042
       Net (loss) income                                                    (5,084)       4,314        (1,135)              601
       Net (loss) income per common share                                  $ (0.49)     $  0.42        $(0.11)          $  0.06


                                                                                               1994 Quarters Ended
                                                                           April 2,      July 2        October 1,      December 31,
                                                                             1994         1994           1994              1994
                                                                        ------------  ---------        --------        -----------
       Net sales                                                           $56,007      $82,566        $65,877          $78,876
       Gross margin                                                         21,119       36,508         23,736           31,897
       Net (loss) income                                                      (872)       5,992         (1,835)           1,104
       Net (loss) income per common share                                 $  (0.08)      $ 0.57        $ (0.17)          $ 0.11


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

     PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers of the Company and Security Ownership of Management" of the Company's definitive Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held May 20, 1996.

     ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the sections entitled "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Employment Contracts and Deferred Compensation Arrangements," "Compensation Committee Report on Executive Compensation," "Performance Graph" and "Election of Directors - Directors' Fees" of the Proxy Statement.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Officers of the Company and Security Ownership of Management" of the Proxy Statement.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this item is incorporated herein by reference to the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Employment Contracts and Deferred Compensation Arrangements" of the Proxy Statement.

     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K

     (a) 1.       Financial Statements

     The following financial statements of One Price Clothing Stores, Inc are included in Part II, Item 8:

         o        Independent Auditors' Report

         o        Consolidated Balance Sheets as of December 30, 1995 and December 31, 1994

         o        Consolidated Statements of Operations for the years ended December 30, 1995, December 31,
                  1994 and January 1, 1994

         o        Consolidated Statements of Shareholders' Equity for the years ended December 30, 1995,
                  December 31, 1994 and January 1, 1994

         o        Consolidated Statements of Cash Flows for the years ended December 30, 1995, December 31,





                  1994 and January 1, 1994

         o        Notes to Consolidated Financial Statements

     (a) 2.       Financial Statement Schedule

         The following financial statement schedule of One Price Clothing Stores, Inc. is included in Item 14
         (d):

         o        Schedule II -- Valuation and Qualifying Accounts.

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

     3(a)(1)    Certificate of Amendment of Certificate of  Incorporation of the
                Registrant: Incorporated by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended January 1, 1994, (File No. 0-15385)("the 1993 Form 10-K").

     3(b) Restated By-Laws of the Registrant, as of July 22, 1992 and amended as of July 20, 1994 and March 14, 1996.

     4(a)       See Exhibits 3(a), 3(a)(1), and 3(b).

     4(b)       Specimen of Certificate of the Registrant's Common Stock:
                Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 23, 1987, (File No. 0-15385).

     4(c) Shareholder Rights Agreement by and between the Registrant and Wachovia Bank of North Carolina, N. A. as Rights Agent dated November 3, 1994: Incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed November 10, 1994
               (File No. 0-15385).

     4(d) Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc., as Borrowers dated
                March 25, 1996.

     4(e) The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiary on a consolidated basis.

     Material Contracts -- Executive Compensation Plans and Arrangements:

     10(a)* Stock Option Plan of the Registrant dated February 20, 1987 and related forms of Incentive and Non-qualified Stock Option
                Agreements: Incorporated by reference to Exhibit 10(d) of the S-1.

     10(b)* Stock Option Plan of the Registrant dated December 12, 1988 and related forms of Incentive and

                Non-qualified Stock Option Agreements: Incorporated by reference to Exhibit 10(a) in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, (File No. 0-15385)
                ("the 1988 Form 10-K").

     10(c)*     One Price Clothing Stores, Inc. 1991 Stock Option Plan:
                Incorporated by reference to Exhibit 10(b) in the Registrant's Annual Report on Form 10-K for the year ended December 28, 1991, (File No. 0-15385) ("the 1991 Form 10-K").

     10(d)* Summary of Officer Bonus Plan: Incorporated by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended January 2, 1993, (File No. 0-15385) ("the 1992 Form 10-K").

     10(e)* Form of Employment Agreement between Registrant and Henry D. Jacobs, Jr.: Incorporated by reference to Exhibit 10(j) in the 1988 Form 10-K.

     10(f)* Employment Agreement dated February 1, 1991 between the Registrant and Ethan S. Shapiro: Incorporated by reference to
                Exhibit 10(m) in the Registrant's Annual Report on Form 10-K for the year ended December 29, 1990, (File No. 0-15385) ("the 1990 Form 10-K").

     10(g)* Key man term insurance policy, issued February 20, 1993, on the life of Henry D. Jacobs, Jr.: Incorporated by reference to exhibit of the same number in the 1992 Form 10-K.

     10(h)* Employment Agreement dated January 16, 1995 between the Registrant and Stephen A. Feldman: Incorporated by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, (File No. 0-15385)("the 1994 Form 10-K").

     10(i)* Disability Income Policy for the benefit of Henry D. Jacobs, Jr. : Incorporated by reference to exhibit of the same number in the 1992 Form 10-K.

     10(j)*     Disability Income Policy for the benefit of Ethan S. Shapiro:
                Incorporated by reference to exhibit of the same number in the 1992 Form 10-K.

     10(k)* Agreement between the Registrant and Jane R. Shapiro, Trustee of the Ethan S. Shapiro Life Insurance Trust: Incorporated by reference to exhibit of the same number in the 1992 Form 10-K.

     10(l)*     Agreement dated June 24, 1992 between the Registrant and Raymond
                S. Waters: Incorporated by reference to exhibit of the same number in the 1992 Form 10-K.

     10(m)*     Directors' Stock Option Plan effective April 19, 1995:
                Incorporated by reference to exhibit of the same number in the 1994 Form 10-K.

     10(n)*    Employment Agreement dated March 30, 1992 between the Registrant and Ronald Swedin.

     10(o)* Employment Agreement dated December 12, 1995 between the Registrant and Thomas Unrine.

     Material Contracts -- Other:

     10(p)      Credit  Agreement  dated  March  16,  1995  by and  between  the
                Registrant and NationsBank (as agent) for an unsecured $25,000,000 line of credit facility and a $15,000,000 letter of credit facility: Incorporated by reference to Exhibit 10(q) in the 1994 Form 10-K.

     10(q) Assignment and Acceptance (dated April 24, 1995) of an interest in the Credit Agreement (dated

                March 17, 1995) to CoreStates Bank and Promissory Notes dated April 13, 1995 by and between the Registrant and CoreStates Bank and NationsBank, N.A.: Incorporated by reference to Exhibit 10(a) in the Registrant's quarterly report on Form 10-Q for the quarter ended July 1, 1995, (File No. 0-15385) ("the July 1995 Form 10-Q").

     10(r)      Amendment  Number 1 to  Credit  Agreement  (dated as of June 30,
                1995) by and between the Registrant, various banks and lending institutions, and NationsBank, N.A. (as agent), and Promissory Notes and Mortgage and Security Agreement: Incorporated by reference to Exhibit 10(b) in the July 1995 Form 10-Q.

     11         Statement regarding computation of per share earnings.

     21         Subsidiary of the Registrant.

     23         Consent of Deloitte & Touche LLP.

     27         Financial Data Schedule (electronic filing only).

     ---------------------------------------

     * Denotes a management contract or compensatory plan or agreement.

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

                                                        ONE PRICE CLOTHING STORES, INC.

     Date: March 29, 1996                               /s/ Henry D. Jacobs, Jr.
                                                        ------------------------
                                                        Henry D. Jacobs, Jr.
                                                        Chairman of the Board and
                                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date: March 29, 1996                               /s/ Henry D. Jacobs, Jr.
                                                        ------------------------
                                                        Henry D. Jacobs, Jr.
                                                        Chairman of the Board,
                                                        Chief Executive Officer and Director
                                                        (principal executive officer)


     Date: March 29, 1996                               /s/ Ethan S. Shapiro
                                                        --------------------
                                                        Ethan S. Shapiro
                                                        President, Chief Operating Officer and
                                                        Director


     Date: March 29, 1996                               /s/ Raymond S. Waters
                                                        ---------------------
                                                        Raymond S. Waters
                                                        Secretary and Director


     Date: March 29, 1996                               /s/ Stephen A. Feldman
                                                        ----------------------
                                                        Stephen A. Feldman
                                                        Executive Vice President and
                                                        Chief Financial Officer
                                                        (principal financial officer)










     Date: March 29, 1996                               /s/ David F. Bellet
                                                        -------------------
                                                        David F. Bellet
                                                        Director


     Date: March 29, 1996                               /s/ Charles D. Moseley, Jr.
                                                        ---------------------------
                                                        Charles D. Moseley, Jr.
                                                        Director


     Date: March 29, 1996                               /s/ Laurie M. Shahon
                                                        --------------------
                                                        Laurie M. Shahon
                                                        Director


     Date: March 29, 1996                               /s/ Malcolm L. Sherman
                                                        ----------------------
                                                        Malcolm L. Sherman
                                                        Director


     Date: March 29, 1996                               /s/ James M. Shoemaker, Jr.
                                                        ---------------------------
                                                        James M. Shoemaker, Jr.
                                                        Director


     Date: March 29, 1996                               /s/ Cynthia C. Turk
                                                        -------------------
                                                        Cynthia C. Turk
                                                        Director


                                          ONE PRICE CLOTHING STORES, INC.
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            COL. A             COL. B                                 COL. C                           COL. D            COL. E
         DESCRIPTION                                                 ADDITIONS
                              Balance at              Charged to                   Charged            Deduction -        Balance
                              Beginning of            Cost &                       to Other-          Describe (1)       at End of
                              Period                  Expenses                     Describe                              Period





  YEAR ENDED
  DECEMBER 30, 1995

  Allowance for
  doubtful accounts            $189,000                 $607,000                                          $521,000         $275,000
                               ========                 ========                                          ========         ========


  YEAR ENDED
  DECEMBER 31, 1994

  Allowance for
  doubtful accounts            $135,000                 $822,000                                         $768,000         $189,000
                               ========                 ========                                         ========         ========



  YEAR ENDED
  JANUARY 1, 1994

  Allowance for
  doubtful accounts            $100,000                 $723,000                                         $ 688,000        $135,000
                               ========                 ========                                         =========        ========




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

  3(b) Restated By-Laws of the Registrant, as of July 22, 1992 and amended as of July 20, 1994 and March 14, 1996.

  4(a)     See Exhibits 3(a), 3(a)(1), and 3(b).

  4(b)     Specimen of Certificate of the Registrant's Common Stock:
           Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 23, 1987, (File No. 0-15385).

  4(c) Shareholder Rights Agreement by and between the Registrant and Wachovia Bank of North Carolina, N.A. as Rights Agent dated November 3, 1994: Incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed November 10, 1994 (File No. 0-15385).

  4(d) Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc., as Borrowers dated March 25, 1996.

  4(e) The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiary on a consolidated basis.

  Material Contracts -- Executive Compensation Plans and Arrangements:

  10(a)*   Stock  Option  Plan of the  Registrant  dated  February  20, 1987 and
           related   forms  of  Incentive  and  Non-   qualified   Stock  Option
           Agreements: Incorporated by reference to Exhibit 10(d) of the S-1.

  10(b)* Stock Option Plan of the Registrant dated December 12, 1988 and related forms of Incentive and Non- qualified Stock Option
           Agreements: Incorporated by reference to Exhibit 10(a) in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, (File No. 0-15385) ("the 1988 Form 10-K").

  10(c)* One Price Clothing Stores, Inc. 1991 Stock Option Plan: Incorporated by reference to Exhibit 10(b) in the Registrant's Annual Report on Form 10-K for the year ended December 28, 1991, (File No. 0-15385) ("the 1991 Form 10-K").

  10(d)* Summary of Officer Bonus Plan: Incorporated by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended January 2, 1993, (File No. 0-15385) ("the 1992 Form 10-K").

  10(e)* Form of Employment Agreement between Registrant and Henry D. Jacobs, Jr.:Incorporated by reference to Exhibit 10(j) in the 1988 Form 10-K.

  10(f)* Employment Agreement dated February 1, 1991 between the Registrant and Ethan S. Shapiro: Incorporated by reference to Exhibit 10(m) in the Registrant's Annual Report on Form 10-K for the year ended December 29, 1990, (File No. 0-15385) ("the 1990 Form 10-K").

  10(g)* Key man term insurance policy, issued February 20, 1993, on the life of Henry D. Jacobs, Jr.: Incorporated by reference to exhibit of the same number in the 1992 Form 10-K.

  10(h)* Employment Agreement dated January 16, 1995 between the Registrant and Stephen A. Feldman: Incorporated by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, (File No. 0-15385)(the "1994 Form 10-K").

  10(i)*   Disability Income Policy for the benefit of Henry D. Jacobs, Jr.:
           Incorporated by reference to exhibit of
           the same number in the 1992 Form 10-K.

  10(j)*   Disability Income Policy for the benefit of Ethan S. Shapiro:
           Incorporated by reference to exhibit of the same number in the 1992 Form 10-K.

  10(k)* Agreement between the Registrant and Jane R. Shapiro, Trustee of the Ethan S. Shapiro Life Insurance Trust: Incorporated by reference to exhibit of the same number in the 1992 Form 10-K.

  10(l)*   Agreement dated June 24, 1992 between the Registrant and Raymond S.
           Waters: Incorporated by reference to exhibit of the same number in the 1992 Form 10-K.

  10(m* Directors' Stock Option Plan effective April 19, 1995: Incorporated by reference to exhibit of the same number in the 1994 Form 10-K.

  10(n)* Employment Agreement dated March 30, 1992 between the Registrant and Ronald Swedin.

  10(o)* Employment Agreement dated December 12, 1995 between the Registrant and Thomas Unrine.

  Material Contracts -- Other:

  10(p) Credit Agreement dated March 16, 1995 by and between the Registrant and NationsBank (as agent) for an unsecured $25,000,000 line of credit facility and a $15,000,000 letter of credit facility:
           Incorporated by reference to Exhibit 10(q) in the 1994 Form 10-K.

  10(q) Assignment and Acceptance (dated April 24, 1995) of an interest in the Credit Agreement (dated March 17, 1995) to CoreStates Bank and Promissory Notes dated April 13, 1995 by and between the Registrant and CoreStates Bank and NationsBank, N.A.: Incorporated by reference to Exhibit 10(a) in the Registrant's quarterly report on Form 10-Q for the quarter ended July 1, 1995, (File No. 0-15385) ("the July 1995 Form 10-Q").

  10(r) Amendment Number 1 to Credit Agreement (dated as of June 30, 1995) by and between the Registrant, various banks and lending institutions, and NationsBank, N.A. (as agent), and Promissory Notes and Mortgage and Security Agreement: Incorporated by reference to Exhibit 10(b) in the July 1995 Form 10- Q.

  11       Statement regarding computation of per share earnings.

  21       Subsidiary of the Registrant.

  23       Consent of Deloitte & Touche LLP.

  27       Financial Data Schedule (electronic filing only).

           ---------------------------------------

             * Denotes a management contract or compensatory plan or agreement.

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

  (c)  Exhibits.

       The response to this portion of Item 14 is submitted as a separate section of this report.

  (d)  Financial Statement Schedules.

       The response to this portion of Item 14 is submitted as a separate section of this report.