Form 10-Q
period 1996-05-04
ONE PRICE CLOTHING STORES INC
filed 1996-06-10
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                             Washington, D.C. 20549


| x | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 4, 1996

                                       AND

| x | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from December 31, 1995 to February 3, 1996

                         Commission file number 0-15385


                         ONE PRICE CLOTHING STORES, INC.
             (Exact name of Registrant as specified in its Charter)

                      DELAWARE                                                             57-0779028
        (State or other jurisdiction of                                                 (I.R.S. Employer
         incorporation or organization)                                                Identification No.)

         Highway 290, Commerce Park
              1875 East Main Street
              Duncan, South Carolina                                                            29334
    (Address of principal executive offices)                                                  (Zip Code)


Registrant's telephone number, including area code:                                       (864)  433-8888
                                                                                          ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

The number of shares of the Registrant's Common Stock outstanding as of May 29, 1996 was 10,335,031.

                                      INDEX
                 ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

                    First Quarter Ended May 4, 1996

                        Condensed  consolidated  balance  sheets -- May 4, 1996,
                        December 30, 1995 and April 29, 1995

                        Condensed   consolidated   statements   of   income   --
                        Three-month periods ended May 4, 1996 and April 29, 1995

                        Condensed  consolidated  statements  of  cash  flows  --
                        Three-month periods ended May 4, 1996 and April 29, 1995

                    Five Week Transition Period Ended February 3, 1996

                        Condensed consolidated balance sheets -- February 3,
                        1996 and January 28, 1995

                        Condensed  consolidated   statements  of  operations  --
                        One-month periods ended February 3, 1996 and January 28,
                        1995

                        Condensed  consolidated  statements of cash flows -- One
                        month  periods  ended  February  3, 1996 and January 28,
                        1995

              Notes to unaudited condensed consolidated financial statements -- May 4, 1996

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

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

PART I.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiary

                                                                    May 4,          December 30,         April 29,
                                                                      1996                  1995             1995

                                                                 (Unaudited)                (1)       (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $  1,149,000       $     668,000      $     416,000
  Merchandise inventories                                          44,407,000          28,961,000         43,140,000
  Prepaid Federal and state income taxes                            4,405,000           1,363,000          2,577,000
  Deferred income taxes                                             2,202,000           2,093,000          2,164,000
  Other current assets                                              5,571,000           2,865,000          3,697,000
                                                                -------------       -------------       ------------
  TOTAL CURRENT ASSETS                                             57,734,000          35,950,000         51,994,000
                                                                 ------------        ------------       ------------
PROPERTY AND EQUIPMENT, at cost                                    57,148,000          58,759,000         53,814,000
  Less accumulated depreciation                                    18,804,000          17,575,000         14,656,000
                                                                 ------------        ------------       ------------
                                                                   38,344,000          41,184,000         39,158,000
                                                                 ------------        ------------       ------------
OTHER ASSETS                                                        3,024,000           2,230,000          1,387,000
                                                                -------------       -------------      -------------
                                                                  $99,102,000         $79,364,000        $92,539,000
                                                                  ===========         ===========        ===========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
CURRENT LIABILITIES
  Accounts payable                                                $18,268,000         $10,298,000        $17,909,000
  Note payable                                                     16,466,000             412,000         18,121,000
  Current portion of long-term debt                                 1,316,000             921,000              --
  Sundry liabilities                                                8,110,000           6,963,000          5,621,000
                                                                -------------       -------------      -------------
       TOTAL CURRENT LIABILITIES                                   44,160,000          18,594,000         41,651,000
                                                                 ------------        ------------       ------------
LONG-TERM DEBT                                                      6,184,000           6,579,000              --
                                                                -------------       -------------       ------------
DEFERRED INCOME TAXES AND
  OTHER NON-CURRENT LIABILITIES                                     2,364,000           2,310,000          1,900,000
                                                                -------------       -------------      -------------

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $0.01
    --authorized and unissued 500,000 shares
  Common Stock, par value $0.01
    --authorized 35,000,000 shares,
    issued and outstanding 10,335,031,
    10,335,031 and 10,311,781 shares                                  103,000             103,000            103,000
  Additional paid-in capital                                       11,002,000          11,002,000         10,927,000
  Retained earnings                                                35,289,000          40,776,000         37,958,000
                                                                 ------------        ------------       ------------
                                                                   46,394,000          51,881,000         48,988,000
                                                                 ------------        ------------       ------------
                                                                  $99,102,000         $79,364,000        $92,539,000
                                                                  ===========         ===========        ===========

(1) Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary


                                                                               Three-Month Period Ended
                                                                          May 4,                     April 29,
                                                                            1996                        1995
                                                                       -------------              ------------

NET SALES                                                                $76,294,000               $67,722,000
Cost of goods sold, distribution and
  buying costs                                                            47,567,000                42,995,000
                                                                        ------------               -----------
GROSS MARGIN                                                              28,727,000                24,727,000
                                                                        ------------               -----------

Selling, general and administrative expenses                              18,392,000                16,350,000
Store rent and related expenses                                            6,548,000                 6,013,000
Depreciation and amortization expense                                      1,189,000                   982,000
Interest expense                                                             561,000                   301,000
                                                                        ------------               -----------
                                                                          26,690,000                23,646,000
Interest income                                                               11,000                    11,000
                                                                        ------------               -----------

NET EXPENSES                                                              26,679,000                23,635,000
                                                                        ------------               -----------

INCOME BEFORE INCOME TAXES                                                 2,048,000                 1,092,000

Provision for income taxes                                                   811,000                   425,000
                                                                        ------------               -----------

NET INCOME                                                              $  1,237,000               $   667,000
                                                                        ============               ===========

Net income per common share -- Note B                                   $       0.12               $      0.06
                                                                        ============               ===========

Weighted average common shares outstanding                                10,343,946                10,379,212
                                                                        ============               ===========

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary




                                                                                 Three-Month Period Ended
                                                                              May 4,                   April 29,
                                                                              1996                       1995

OPERATING ACTIVITIES:
  Net income                                                                 $1,237,000               $   667,000
  Adjustments to reconcile net income
  to net cash used in operating activities:
     Depreciation and amortization                                            1,189,000                   982,000
     Decrease (increase) in other noncurrent assets                             175,000                  (113,000)
     Deferred income tax provision (benefit)                                    508,000                  (362,000)
     Loss on disposal of property and equipment                                 206,000                   237,000
     Changes in operating assets and liabilities                             (6,934,000)               (9,291,000)
                                                                             -----------              ------------

NET CASH USED IN OPERATING ACTIVITIES                                        (3,619,000)               (7,880,000)
                                                                             -----------              ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (431,000)               (3,613,000)
  Purchases of other noncurrent assets                                          (44,000)                   (8,000)
                                                                             -----------              ------------

NET CASH USED IN INVESTING ACTIVITIES                                          (475,000)               (3,621,000)
                                                                             -----------              ------------

FINANCING ACTIVITIES:
  Net borrowings from revolving credit facility                               3,651,000                10,057,000
  Proceeds from issuance of long-term debt                                    7,500,000                     --
  Repayment of long-term debt                                                (5,500,000)                    --
  Debt financing costs incurred                                                (800,000)                  (60,000)
  Decrease in amount due to related party                                       (12,000)                  (10,000)
  Proceeds from exercise of Common Stock options                                    --                     25,000
                                                                             -----------               ----------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                                  4,839,000                10,012,000
                                                                             ------------             -----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              745,000                (1,489,000)

Cash and cash equivalents at beginning of period                                404,000                 1,905,000
                                                                             -------------            -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                              $1,149,000               $   416,000
                                                                             ===========              ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                              $  576,000               $   242,000
  Income taxes paid                                                              33,000                   320,000



See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary

                                                                            February 3,                January 28,
                                                                               1996                        1995

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $    404,000              $  1,905,000
  Merchandise inventories                                                     39,773,000                34,875,000
  Prepaid Federal and state income taxes                                       4,674,000                 3,132,000
  Deferred income taxes                                                        2,281,000                 1,709,000
  Other current assets                                                         5,385,000                 2,940,000
                                                                             -----------              ------------
  TOTAL CURRENT ASSETS                                                        52,517,000                44,561,000
                                                                             -----------              ------------
PROPERTY AND EQUIPMENT, at cost                                               57,130,000                50,660,000
  Less accumulated depreciation                                               17,849,000                13,902,000
                                                                             -----------              ------------
                                                                              39,281,000                36,758,000
                                                                             -----------              ------------
OTHER ASSETS                                                                   2,382,000                 1,272,000
                                                                             -----------              ------------
                                                                             $94,180,000              $ 82,591,000
                                                                             ===========              ============
LIABILITIES AND SHAREHOLDERS'
  EQUITY
CURRENT LIABILITIES
  Accounts payable                                                           $22,998,000              $ 19,272,000
  Note payable                                                                10,815,000                 8,064,000
  Current portion of long-term debt                                            1,053,000                    --
  Sundry liabilities                                                           5,803,000                 5,142,000
                                                                             -----------              ------------
       TOTAL CURRENT LIABILITIES                                              40,669,000                32,478,000
                                                                             -----------              ------------
LONG-TERM DEBT                                                                 6,447,000                   --
                                                                             -----------              ------------
DEFERRED INCOME TAXES AND
  OTHER NON-CURRENT LIABILITIES                                                1,907,000                 1,817,000
                                                                             -----------              ------------

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $0.01
    --authorized and unissued 500,000 shares
  Common Stock, par value $0.01
    --authorized 35,000,000 shares,
    issued and outstanding 10,335,031
    and 10,307,506 shares                                                       103,000                    103,000
  Additional paid-in capital                                                 11,002,000                 10,902,000
  Retained earnings                                                          34,052,000                 37,291,000
                                                                            ------------              ------------
                                                                             45,157,000                 48,296,000
                                                                            $94,180,000               $ 82,591,000
                                                                            ===========               ============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary

                                                                                       Month Ended
                                                                          February 3,               January 28,
                                                                             1996                      1995
                                                                          (5 weeks)                  (4 weeks)
                                                                       --------------              ------------

NET SALES                                                                $15,022,000               $12,173,000
Cost of goods sold, distribution and
  buying costs                                                            14,545,000                12,861,000
                                                                         ------------              -----------
GROSS MARGIN                                                                 477,000                  (688,000)
                                                                         ------------              ------------

Selling, general and administrative expenses                               6,957,000                 5,042,000
Store rent and related expenses                                            2,030,000                 1,792,000
Depreciation and amortization expense                                        411,000                   297,000
Interest expense                                                             173,000                    34,000
                                                                         ------------              -----------
                                                                           9,571,000                 7,165,000
Interest income                                                                3,000                     3,000
                                                                         ------------              ----------

NET EXPENSES                                                               9,568,000                 7,162,000
                                                                         ------------              -----------

LOSS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                                                   (9,091,000)               (7,850,000)

Income tax benefit                                                        (3,457,000)               (3,061,000)
                                                                         ------------              ------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                                                (5,634,000)               (4,789,000)

Cumulative effect on prior years of changes
  in accounting principles, net of income tax benefit of
  $706,000 -- Note C                                                      (1,090,000)                      --
                                                                         ------------              ------------

NET LOSS                                                                 $(6,724,000)              $(4,789,000)
                                                                         ============              ============

PER SHARE AMOUNTS -- Notes B and C:
  Loss per common share before cumulative
    effect of changes in accounting principles                           $     (0.55)              $     (0.46)
  Cumulative effect on prior years of changes
     in accounting principles per common share,
    net of income tax benefit                                                  (0.10)                      --
                                                                         ------------               ------------
  NET LOSS PER COMMON SHARE                                              $     (0.65)              $     (0.46)
                                                                         ============              =============

Weighted average common shares outstanding                                10,335,031                10,305,738
                                                                         ============              ============




See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary

                                                                                           Month Ended
                                                                             February 3,                 January 28,
                                                                                1996                         1995
                                                                              (5 weeks)                   (4 weeks)
                                                                            ------------                -----------

OPERATING ACTIVITIES:
  Net loss                                                                 $ (6,724,000)               $ (4,789,000)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
     Cumulative effect of changes in accounting principles                    1,090,000                       --
     Depreciation and amortization                                              411,000                     297,000
     (Increase) decrease in other noncurrent assets                            (161,000)                     15,000
     Deferred income tax benefit                                               (146,000)                      --
     Gain on disposal of property and equipment                                 (31,000)                      --
     Changes in operating assets and liabilities                             (4,975,000)                   (387,000)
                                                                          --------------              --------------

NET CASH USED IN OPERATING ACTIVITIES                                       (10,536,000)                 (4,864,000)
                                                                          --------------              --------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (80,000)                 (1,664,000)
  Purchases of other noncurrent assets                                          (41,000)                     --
                                                                          --------------              --------------

NET CASH USED IN INVESTING ACTIVITIES                                          (121,000)                 (1,664,000)
                                                                          --------------              --------------

FINANCING ACTIVITIES:
   Net borrowings from revolving credit facility                             10,403,000                   8,064,000
   Decrease in amount due to related party                                      (10,000)                     (4,000)
   Proceeds from exercise of Common Stock options                                  --                        11,000
                                                                          --------------              --------------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                                10,393,000                   8,071,000
                                                                          --------------              -------------
(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                            (264,000)                  1,543,000

Cash and cash equivalents at beginning of period                                668,000                     362,000
                                                                          --------------              -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                          $     404,000                $  1,905,000
                                                                          =============                ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                          $     244,000                $      3,000
   Income taxes paid                                                              --                           --





See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiary
May 4, 1996

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

For interim and year-end reporting, the Company uses an estimated gross profit as calculated on a current quarterly basis by its inventory management system. Beginning with the one month transition period ended February 3, 1996 ("the Transition Period"), inventories are stated on the first-in, first-out (FIFO) retail method (see Note C).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month period ended May 4, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

NOTE B -- EARNINGS PER SHARE

Earnings per share were computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under stock options.

NOTE C -- CHANGES IN ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") issued Statement No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement essentially requires that when the Company commits to closing specific stores and for other stores which may be impaired, the fixed assets for such stores must be written down to fair market value. The adoption of SFAS 121, required for years beginning after December 15, 1995, resulted in a decrease in net fixed assets for stores to be closed of approximately $1,630,000 and a charge of approximately $1,397,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

The Company also elected to change certain methods of accounting for merchandise inventories beginning in the Transition Period. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The Company is also capitalizing into inventory certain merchandise acquisition and distribution costs to provide a better matching of revenues and expenses, particularly in interim periods. The effect of the change to the FIFO retail method was to reduce merchandise inventories by approximately $1,207,000, and the effect of capitalizing into inventory certain merchandise acquisition and distribution costs was to increase merchandise inventories by approximately
$1,698,000. The resulting net increase in merchandise inventories of approximately $491,000 and a benefit of approximately $307,000 (net of income taxes) is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

NOTE D -- CHANGE IN FISCAL YEAR END

Beginning in fiscal 1996, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest January 31. This change was made to conform the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarter and annual results with other retail companies.

To aid in comparative analysis, the Company has elected to present the unaudited proforma results of operations for the 12 month period (53 weeks) ended February 3, 1996 (Fiscal 1995):

                                                                Proforma
                                                                53 Weeks
                                                                  Ended
                                                               February 3,
                                                                 1996

 NET SALES                                                    $297,541,000
 Cost of goods sold, distribution and buying costs             196,987,000
                                                              ------------
 GROSS MARGIN                                                  100,554,000
                                                              ------------

 Selling, general and administrative expenses                   73,414,000
 Store rent and related expenses                                25,048,000
 Depreciation and amortization expense                           4,508,000
 Interest expense                                                1,465,000
                                                              ------------
                                                               104,435,000
 Interest income                                                    45,000
                                                              ------------
 NET EXPENSES                                                  104,390,000

LOSS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                   (3,836,000)
 Income tax benefit                                             (1,687,000)
 LOSS BEFORE CUMULATIVE EFFECT OF CHANGES
   IN ACCOUNTING PRINCIPLES                                     (2,149,000)
 Cumulative effect on prior years of changes
   in accounting principles, net of income tax benefit
   of $706,000                                                  (1,090,000)
                                                              -------------
 NET LOSS                                                     $ (3,239,000)
                                                              =============

 PER SHARE AMOUNTS:
 Loss per common share before cumulative effect of changes
   in accounting principles                                   $      (0.21)
   Cumulative effect on prior years of changes in accounting
   principles per common share, net of income tax benefit            (0.10)
                                                              -------------
 NET LOSS PER COMMON SHARE                                    $      (0.31)
                                                              -------------

 Weighted average common shares outstanding                     10,316,471

Unaudited proforma fiscal 1995 quarterly results (before the cumulative effect of the changes in accounting principles effective in January 1996) are presented below to reflect the change in fiscal year end. Each quarter consists of 13 weeks except the fourth quarter of 1995 which consists of 14 weeks. Unaudited proforma fiscal 1994 quarterly results are also presented to reflect the change in fiscal year. Each quarter of fiscal 1994 consists of 13 weeks.

                                                                     Fiscal 1995 Quarters Ended - Proforma
                                                              April 29,      July 29,        October 28,      February 3,
                                                                 1995         1995             1995              1996
                                                            -----------    ----------     ----------------    -----------
                                                                                  (In Thousands)

Net sales                                                   $    67,722      $ 86,157          $ 69,451         $ 74,211
Gross margin                                                     24,727        31,141            22,712           21,974
Income (loss) before cumulative effect
   of changes in accounting principles                              667         2,936            (2,276)          (3,476)
Net income (loss) per common share before
   cumulative effect of changes in accounting
   principles                                                      0.06          0.28             (0.22)           (0.34)



                                                                     Fiscal 1994 Quarters Ended - Proforma
                                                            April 30,       July 30,         October 29,      January 28,
                                                              1994            1994              1994             1995
                                                            ---------    -----------    ---------------       ----------
                                                                                       (In Thousands)

Net sales                                                   $    69,504      $ 80,898          $ 61,825         $ 72,767
Gross margin                                                     25,849        27,362            19,311           20,982
Net income (loss)                                                 3,886         3,204            (1,904)          (2,440)
Net income (loss) per common share                                 0.37          0.30             (0.18)           (0.23)

In  the  above  presentation,   certain   distribution  and  buying  costs  were
reclassified to cost of sales from selling, general and administrative expenses to enhance comparability to fiscal 1996 operating results.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT





Board of Directors and Shareholders of
One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiary (the "Company") as of May 4, 1996, February 3, 1996, April 29, 1995, and January 28, 1995, and the related condensed consolidated statements of operations and of cash flows for the one-month periods ended February 3, 1996 and January 28, 1995 and for the three-month periods ended May 4, 1996 and April 29, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of One Price Clothing Stores, Inc. and subsidiary as of December 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 1996 (March 25, 1996 as to Note B and Note H), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






DELOITTE & TOUCHE LLP

Greenville, South Carolina
May 20, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In March 1996, the Company elected to change its fiscal year end from the Saturday nearest December 31 to the Saturday nearest January 31. This change was made to conform the Company's calendar to the seasonal patterns it experiences, as well as to enhance comparability of its quarterly and annual results with other retail companies.

The Company's operating results reflect the change in fiscal year, as well as the impact of certain changes in accounting for merchandise inventories and the adoption of the new accounting standard (SFAS No. 121) relating to long-lived assets. The cumulative effect of these changes in accounting methods was included in the five-week transition period ended February 3, 1996 (discussed separately below).

First Quarter Ended May 4, 1996

Net sales for the first quarter ended May 4, 1996 increased approximately 13% to $76,294,000 from $67,722,000 for the same quarter ended April 29, 1995. Comparable store sales for the three months (adjusted for the calendar shift to compare the 13 weeks ended May 4, 1996 to the 13 weeks ended May 6, 1995) decreased 1%. The Company considers stores that are 18 months or older as comparable for this purpose, and there were 582 such stores at May 4, 1996.

Management believes that the unusually cold and wet weather experienced midway through the quarter offset otherwise favorable sales trends. Chain-wide average store sales increased 6% in the first quarter of fiscal 1996 compared to the same period last year, primarily due to the performance of stores located in milder climate zones, particularly Puerto Rico. Sales trends since May 4, 1996 continue to show some improvement, however, there is no assurance that this trend will continue.

During the first quarter of fiscal 1996, 10 new stores were opened, two stores were relocated and 15 underperforming stores were closed. At May 4, 1996, the Company operated 683 stores in 28 states and Puerto Rico compared to 662 stores in operation at the end of the first quarter last year. In fiscal 1996, the Company anticipates opening approximately 30 stores (including an estimated 10 relocations) and closing approximately 60 stores.

The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. Based on the former fiscal calendar (January - December), the Company's sales historically were lowest during the first quarter (January - March) and third quarter (July - September) and highest during the second quarter (April - June) and fourth quarter (October - December). Reduced sales volumes in first and third quarters coincided with the transition of seasonal merchandise. Therefore, increased levels of markdowns occurred during those transitional periods, and operating expenses, when expressed as a percentage of sales, were typically higher. As discussed above, the Company changed its fiscal year end to conform the fiscal calendar to the seasonal patterns it experiences. As a result, the Company's historical quarterly results changed. On a restated basis, fiscal 1995 and fiscal 1994 produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared to the third quarter (August - October) and fourth quarter (November - January). The fourth quarter 1995 and 1994 sales and operating results reflected disappointing holiday sales which resulted in increased markdowns. Management believes that if sales improve during the 1996 Christmas holiday season compared to the prior two years, fourth quarter markdown levels and operating results may improve.

Gross margin increased to 37.7% of net sales in the first quarter of 1996 as compared to 36.5% of net sales for the comparable quarter ended April 29, 1995. Gross margin results reflect the change (effective in January 1996) in accounting for merchandise inventories to include the cost of certain distribution and buying costs. First quarter fiscal 1995 distribution and buying costs, which were previously classified as selling, general and administrative expenses, were reclassified as a component of cost of goods sold to conform to the current year presentation. The improvement in gross margin when expressed as a percentage of net sales compared to the same quarter last year was primarily attributable to efficiencies in the Company's distribution center and a decrease in the level of merchandise markdowns as a result of more tightly controlling inventory levels and flow. The unusually cold and wet weather experienced in the first quarter may result in increased markdowns of spring merchandise during the second quarter, depending on the relative strength of second quarter sales.

Selling, general and administrative expenses expressed as a percentage of net sales were 24.1% in both the first quarter of fiscal 1996 and fiscal 1995. Efficiencies gained in stores and store operations expenses were offset by additional expenses at the corporate office. The increase in corporate office expenses was primarily attributable to the accrual of severance costs for the former President and Chief Operating Officer and to marketing and advertising costs. Stores and store operations expenses in dollars increased 1% per average store in the first quarter compared to last year. The Company's total selling, general and administrative expenses in dollars per average store increased 6% compared to the first quarter of last year, largely due to the increase in corporate office expenses previously discussed.

Store rent and related expenses decreased as a percentage of net sales to 8.6% during the first quarter of 1996 compared to 8.9% for the same period in 1995. Rent expense in dollars per average store increased 2% over the first quarter of last year due to the impact of entering into leases in larger, more costly urban and metropolitan markets with higher base rent structures and the closing of older, underperforming stores which had lower average rent costs. The Company believes that the trend of increasing average store rent expense could continue.

Depreciation and amortization expense increased to 1.6 % of net sales in the first quarter of 1996 as compared to 1.5% for the same period last year.

Interest expense increased to 0.7% of sales in the first quarter of fiscal 1996 compared to 0.4% in the first quarter of fiscal 1995. The increase in interest expense is due to the increased level of borrowing activity.

The Company's effective tax benefit rate for restated fiscal 1995 was 42.5%. The Company's estimated annual effective tax rate for fiscal 1996 is approximately 39.6%. Management expects the effective tax rate to decrease in fiscal 1996 because the items creating the fiscal 1995 increase (the tax benefit arising from the carryback of the Targeted Jobs Tax Credits and recognition of the tax benefit relating to the future benefit of the prior year Puerto Rico net operating loss) will not be repeated.

Five-Week Transition Period Ended February 3, 1996

Net sales for the one-month period ended February 3, 1996 (a five-week period) were $15,022,000 compared to $12,173,000 for the one-month period ended January 28, 1995 (a four-week period). On an average store basis, net sales decreased 9%. Comparable store sales (adjusted for the calendar shift to compare the five-week period ended February 3, 1996 to the five-week period ended February 4, 1995) decreased 22%. Management believes the decline in sales reflects the continued softness in the women's apparel market experienced throughout fiscal 1995 and the impact of adverse weather conditions incurred nationwide in January 1996.

During January 1996, there were no new stores opened, one store was relocated and 13 stores were closed.

Gross margin was 3.2% in January 1996 compared to (5.7%) in January 1995. January 1995 distribution and buying costs were reclassified as a component of cost of goods sold from selling, general and administrative expenses to conform to the current year presentation. The improvement in gross margin was principally due to the change in accounting for merchandise inventories discussed below and efficiencies in the Company's distribution center.

Selling, general and administrative expenses increased to 46.3% of net sales in January 1996 compared to 41.4% in January 1995. This increase in selling, general and administrative expenses is largely due to the decrease in average store sales. Selling, general and administrative expenses on an average store basis increased 1%, primarily due to an increase in stores and store operations expenses.

Store rent and related expenses decreased to 13.5% of net sales in January 1996 compared to 14.7% of net sales in January 1995. The decrease in store rent and related expenses as a percentage of net sales is due to recording rent expense on a monthly basis in 1996 rather than a weekly basis as in the preceding year. Accordingly, rent expense in January 1996, a five week operating period, included one calendar month of rent expense. Thus, rent expense as a percentage of net sales for the first operating period in 1996 was lower than in the preceding year.

Depreciation and amortization expense as a percentage of net sales increased to 2.7% in January 1996 compared to 2.4% in January 1995. This increase in depreciation and amortization expense is due to the decrease in average store sales and due to the expansion of the Company's distribution center in fiscal 1995.

Interest expense increased to 1.2% of net sales in January 1996 compared to 0.3% in January 1995 due to the increased level of borrowings under the Company's credit facilities. Borrowing levels increased primarily to fund approximately $9.3 million in capital expenditures for the period February 1995 through January 1996.

The Company's effective tax rate for January 1995 was 39.0%. The Company's estimated annual effective tax rate for January 1996 is approximately 38.0%.

The cumulative effect of changes in accounting principles includes the impact of the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," beginning in January 1996. This statement essentially requires that when the Company commits to closing specific stores and for other stores which may be impaired, the fixed assets for such stores must be written down to fair market value. The adoption of SFAS 121 resulted in a decrease in net fixed assets for stores to be closed of approximately $1,630,000 and a charge of approximately $1,397,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

The cumulative effect of changes in accounting principles also includes the effect of the Company's election to change certain methods of accounting for merchandise inventories beginning in January 1996. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The Company is also capitalizing into inventory certain merchandise acquisition and distribution costs to provide a better matching of revenues and expenses, particularly in interim periods. The effect of the change to the FIFO retail method was to reduce merchandise inventories by approximately $1,207,000, and the effect of capitalizing into inventory certain merchandise acquisition and distribution costs was to increase merchandise inventories by approximately $1,698,000. The resulting net increase in merchandise inventories of approximately $491,000 and a benefit of approximately $307,000 (net of income taxes) is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

Liquidity and Capital Resources

First Quarter Ended  May 4, 1996

During the first quarter of fiscal 1996 and 1995, the Company used net cash of $3,619,000 and $7,880,000, respectively, in operating activities. The largest components of this net use of cash include an increase in merchandise inventories and a decrease in accounts payable for both periods.

Total inventories at the end of the first quarter of fiscal 1996 and 1995 were $44,407,000 and $43,140,000, respectively. Total inventories at December 30, 1995 were $28,961,000. The level of merchandise inventories is subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions. The above amounts represent total inventory, whether located at the stores, in the distribution center or in-transit. The average inventory in each of the Company's stores was approximately $45,000 at the end of the first quarter of both fiscal 1996 and fiscal 1995. Inventories in- transit from domestic and foreign suppliers were approximately $11,000 and $2,000 per store at the end of the first quarter of fiscal 1996 and fiscal 1995, respectively. The increase in in-transit inventories per store was offset by a decrease in average pack-away inventories per store. The average inventory in the Company's stores was approximately $25,000 at December 30, 1995, when the Company's inventory is typically at its lowest level.

The total of accounts payable and amounts outstanding under the credit facilities at the end of the first quarter of fiscal 1996 and 1995, respectively, was $42,234,000 and $36,030,000. The increase in the accounts payable and amounts outstanding under the credit facilities is due to increased borrowings to fund a larger portion of the operational and capital needs of the business. In comparison, total accounts payable and amounts outstanding under the credit facilities at December 30, 1995 were $18,210,000. The total of accounts payable and amounts outstanding under the credit facilities is subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy and prevailing business conditions.

During the first quarter of fiscal 1996, net cash of $431,000 was used in investing activities to purchase property and equipment. This consisted principally of costs incurred for the 10 new stores and 2 relocated stores opened during the quarter. In fiscal 1996, the Company plans to spend approximately $2.5 million on capital expenditures in part to open approximately 20 new stores and relocate approximately 10 stores.

During the first quarter of fiscal 1995, $3,613,000 was used to purchase property and equipment, principally leasehold improvements and equipment for the 36 new stores and 6 relocated stores opened during the quarter and for the expansion of the distribution center.

In March 1996, the Company replaced its existing credit facilities with an agreement with a new lender which provides for a revolving loan facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) and a $7,500,000 term loan facility. The credit facilities expire in March 1998 and may be extended at the lender's option for an additional year. Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined in the agreement, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). Availability under the revolving credit facility will fluctuate in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time by the lender in response to changes in the composition of the Company's inventory or other business conditions. The term loan is payable in 57 consecutive equal monthly installments plus interest commencing July 1996. If the new credit facility were not renewed in March 1998, the outstanding balance under the term loan would be due and payable at that time. Certain fees may be payable by the Company for early termination of the credit agreement.

The new credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibits the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain minimum working capital, exclusive of amounts outstanding under the credit facilities, of $5,000,000. The Company was in compliance with these covenants at May 4, 1996 and thorugh the date of this document.

The maximum amounts outstanding under the credit facilities during the first quarter of fiscal 1996 and fiscal 1995 were approximately $25,821,000 and $20,689,000, respectively. The average amounts outstanding under the credit facilities were $22,130,000 during the first quarter of fiscal 1996 and $16,916,000 during the first quarter of fiscal 1995. The weighted average interest rates were 7.9% and 8.4% for the first quarter of fiscal 1996 and fiscal 1995, respectively.

The Company had outstanding letters of credit totaling approximately $7,965,000 at May 4, 1996 compared to $6,365,000 at April 29, 1995. Letters of credit are used primarily to purchase merchandise from foreign suppliers. Purchases paid by letters of credit fluctuate subject to the Company's opportunistic buying strategy. All such purchases are paid in United States dollars; thus the Company is not subject to foreign currency risks.

Management believes that the Company's liquidity requirements in the foreseeable future will be met principally through cash provided by operations and its credit facilities. If deemed by management to be in the best interest of the Company, additional long-term debt, capital leases or other permanent financing may be explored.

Five-Week Transition Period Ended February 3, 1996

During the five week transition period ended February 3, 1996, net cash of $10,536,000 was used in operating activities, primarily due to the operating loss for the period, the increases in merchandise inventories, miscellaneous receivables, prepaid expenses (payment of February's store rents), and prepaid income taxes which were partially offset by an increase in accounts payable and sundry liabilities.

Net cash of $4,864,000 was used in operating activities during the four-week period ended January 28, 1995. This use of cash was primarily due to the operating loss for the period, the increase in merchandise inventories and prepaid income taxes which were partially offset by an increase in accounts payable and sundry liabilities.

During the five-week transition period ended February 3, 1996, net cash of $80,000 was used in investing activities to purchase property and equipment compared to $1,664,000 for the four-week period ended January 28, 1995. Amounts paid in January 1995 were principally for the expansion of the Company's distribution center.

Borrowings under the Company's credit facilities of $10,403,000 and $8,064,000 were used to fund the cash requirements incurred in January 1996 and January 1995, respectively.

Private Securities Litigation Reform Act of 1995

The statements contained in this Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1996 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting women's apparel retailers, competition from other existing or new women's apparel retailers, the Company's ability to meet debt service obligations and other liquidity needs, the seasonality of the Company's sales, the availability of both domestic and foreign sources of merchandise inventories at substantially discounted prices, Acts of God, and unusual seasonal weather patterns.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
                    None

Item 2.      Changes in Securities
                    None

Item 3.      Defaults Upon Senior Securities
                    None

Item 4.      Submission of Matters to a Vote of Security Holders

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on May 20, 1996:

                                                                                                                Broker
Matter                                               For             Against           Abstentions             Nonvotes
1.    Election of Directors

        Henry D. Jacobs, Jr.                      9,557,333             --                 22,920               754,778
        Raymond S. Waters                         9,557,333             --                 22,920               754,778
        David F. Bellet                           9,557,333             --                 22,920               754,778
        Charles D. Moseley, Jr.                   9,557,333             --                 22,920               754,778
        James M. Shoemaker, Jr.                   9,556,783             --                 23,470               754,778
        Malcolm L. Sherman                        9,557,333             --                 22,920               754,778
        Cynthia C. Turk                           9,556,783             --                 23,470               754,778
        Laurie M. Shahon                          9,556,783             --                 23,470               754,778

2.    Amendment to the Director
      Stock Option Plan to increase
      annual grants from 1,500
      shares per Director
      to 5,000 shares per Director
      and to change the Annual Grant
      Date to April 30 of each year
      (or the immediately preceding
      business day) from March 31
      of each year                                9,455,411           94,289               30,553              754,778


Item 5.       Other Information

              On April 2, 1996, the Company announced that Ethan S. Shapiro, then President and Chief
              Operating Officer, was no longer an officer, director or employee of the Company.  Mr.
              Shapiro's responsibilities were assumed by the Company's Chairman and Chief Executive
              Officer, Henry D. Jacobs, Jr.


Item 6.       Exhibits and Reports on Form 8-K

                  (a)  Exhibits including those incorporated by reference:

                    4(d)     Loan and Security Agreement by and between Congress
                             Financial Corporation  (Southern) as Lender and the
                             Registrant  and One Price  Clothing of Puerto Rico,
                             Inc.,   as   Borrowers   dated   March  25,   1996:
                             Incorporated  by  reference  to exhibit 4(d) in the
                             Annual  Report  on Form  10-K  for the  year  ended
                             December 30, 1995,  (File No.  0-15385)  ("the 1995
                             Form 10-K")

                    10       Summary of Officer Bonus Plan effective for the 1996 fiscal year

                    10(a)    Amendment Number One to One Price Clothing Stores, Inc. Director Stock
                             Option Plan dated March 14, 1996

                    11       Statement re: Computation of Per Share Earnings

                    15       Acknowledgement of Deloitte & Touche LLP, Independent Accountants

                    18       Independent Accountants' Letter Re:  Changes in Accounting Principles

                    27       Financial Data Schedule (electronic filing only)

             (b) On March 27, 1996, the Company filed a report on Form 8-K dated March 14, 1996 to report the Company's change in fiscal year end from the Saturday nearest December 31 to the Saturday nearest January 31.

                    On April 3, 1996, the Company filed a report on Form 8-K dated April 2, 1996 to report the matter discussed in Item 5 above.


SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC.    (Registrant)


Date:  June 7, 1996                                             /s/  Henry D. Jacobs, Jr.
                                                                -------------------------
                                                                Henry D. Jacobs, Jr.
                                                                Chairman, President and Chief Executive Officer
                                                                (principal executive officer)


Date:  June 7, 1996                                             /s/  Stephen A. Feldman
                                                                -----------------------
                                                                Stephen A. Feldman
                                                                Executive Vice President
                                                                & Chief Financial Officer
                                                                (principal accounting officer)
