Form 10-Q
period 1996-09-13
ONE PRICE CLOTHING STORES INC
filed 1996-09-13
CIK 812446

UNITED STATES

                                       SECURITIES AND EXCHANGE COMMISSION

                                                    FORM 10-Q

                                             Washington, D.C.  20549


| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 3, 1996

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
                                                                ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of August 30, 1996 was 10,435,531.

                                                      INDEX
                                 ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)
               Condensed consolidated balance sheets -- August 3, 1996, December
               30, 1995 and July 29, 1995

               Condensed consolidated statements of income -- Three-month and six-month periods ended August 3, 1996 and July 29, 1995

               Condensed consolidated statements of cash flows -- Six-month periods ended August 3, 1996 and July 29, 1995

               Notes to unaudited condensed consolidated financial statements -- August 3, 1996

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

PART I.        FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiary

                                                                  August 3,            December 30,             July 29,
                                                                      1996                     1995              1995
                                                                 (Unaudited)                    (1)         (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $       96,000         $     668,000       $     421,000
    Merchandise inventories                                          37,310,000            28,961,000          40,355,000
    Prepaid Federal and state income taxes                            2,778,000             1,363,000             648,000
    Deferred income taxes                                             1,992,000             2,093,000           2,316,000
    Other current assets                                              5,464,000             2,865,000           4,930,000
                                                                  -------------         -------------       -------------
       TOTAL CURRENT ASSETS                                          47,640,000            35,950,000          48,670,000
                                                                   ------------          ------------        ------------
PROPERTY & EQUIPMENT, at cost                                        57,439,000            58,759,000          56,560,000
    Less accumulated depreciation                                    19,701,000            17,575,000          15,606,000
                                                                   ------------         -------------       -------------
                                                                     37,738,000            41,184,000          40,954,000
                                                                   ------------          ------------        ------------
OTHER ASSETS                                                          2,970,000             2,230,000           1,412,000
                                                                  -------------         -------------       -------------
                                                                    $88,348,000           $79,364,000         $91,036,000
                                                                    ===========           ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                $18,376,000           $10,298,000         $13,884,000
    Note payable                                                      3,014,000               412,000          10,762,000
    Current portion of long-term debt                                 1,579,000               921,000           1,500,000
    Sundry liabilities                                                7,594,000             6,963,000           6,513,000
                                                                  -------------         -------------       -------------
       TOTAL CURRENT LIABILITIES                                     30,563,000            18,594,000          32,659,000
                                                                   ------------          ------------        ------------
LONG-TERM DEBT                                                        5,658,000             6,579,000           4,500,000
                                                                  -------------         -------------       -------------
DEFERRED INCOME TAXES AND OTHER
    LIABILITIES                                                       2,341,000             2,310,000           1,952,000
                                                                  -------------         -------------       -------------
SHAREHOLDERS' EQUITY
    Preferred Stock, par value $0.01
       --authorized and unissued 500,000 shares
    Common Stock, par value $0.01
       --authorized 35,000,000 shares,
       issued and outstanding 10,435,531,
       10,335,031 and 10,311,781 shares                                 104,000               103,000             103,000
    Additional paid-in capital                                       11,453,000            11,002,000          10,928,000
    Retained earnings                                                38,229,000            40,776,000          40,894,000
                                                                   ------------          ------------        ------------
                                                                     49,786,000            51,881,000          51,925,000
                                                                   ------------          ------------        ------------
                                                                    $88,348,000           $79,364,000         $91,036,000
                                                                    ===========           ===========         ===========

(1) Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary

                                             Three-Month Period Ended                      Six-Month Period Ended
                                              August 3,             July 29,              August 3,          July 29,
                                                 1996                  1995                  1996              1995
                                           ----------------       -------------       -----------------  ----------

NET SALES                                     $87,450,000           $86,157,000          $163,744,000       $153,879,000
Cost of goods sold, distribution
 and buying costs                              56,230,000            55,016,000           103,797,000         98,011,000
                                             ------------          ------------         -------------     --------------

GROSS MARGIN                                   31,220,000            31,141,000            59,947,000         55,868,000
                                             ------------          ------------        --------------     --------------

Selling, general and
   administrative expenses                     18,553,000            18,839,000            36,945,000         35,189,000
Store rent and related expenses                 6,289,000             6,196,000            12,837,000         12,209,000
Depreciation and
   amortization expense                         1,159,000             1,038,000             2,348,000          2,020,000
Interest expense                                  437,000               269,000               998,000            570,000
                                           --------------        --------------      ----------------   ----------------
                                               26,438,000            26,342,000            53,128,000         49,988,000

Interest income                                    67,000                15,000                78,000             26,000
                                          ---------------       ---------------     -----------------  -----------------

NET EXPENSES                                   26,371,000            26,327,000            53,050,000         49,962,000
                                             ------------          ------------        --------------     --------------

INCOME BEFORE
   INCOME TAXES                                 4,849,000             4,814,000             6,897,000           5,906,000

Provision for income taxes                      1,909,000             1,878,000             2,720,000           2,303,000
                                            -------------         -------------       ---------------    ----------------

NET INCOME                                   $  2,940,000          $  2,936,000        $    4,177,000     $     3,603,000
                                             ============          ============        ==============     ===============

Net income per common
   share -- Note B                       $           0.28      $           0.28    $             0.40  $            0.35
                                         ================      ================    ==================  =================

Weighted average number of
   common shares outstanding
   -- Note B                                   10,444,250            10,340,116            10,393,778         10,358,307
                                             ============          ============        ==============     ==============




See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary

                                                                                          Six-Month Period Ended
                                                                                       August 3,                July 29,
                                                                                            1996                   1995
                                                                                   -------------------       ----------
OPERATING ACTIVITIES:
   Net income                                                                             $4,177,000           $   3,603,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                                          2,348,000               2,020,000
   Decrease (increase) in other noncurrent assets                                           294,000                 (136,000)
   Deferred income tax provision (benefit)                                                  707,000                 (451,000)
   Loss on disposal of property and equipment                                               325,000                 348,000
   Changes in operating assets and liabilities                                            1,441,000               (8,903,000)
                                                                                         -----------            -------------

    NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                                   9,292,000               (3,519,000)
                                                                                         -----------            -------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                   (1,039,000)             (6,587,000)
    Purchases of other noncurrent assets                                                    (218,000)                (22,000)
                                                                                         ------------         ---------------

    NET CASH USED IN INVESTING ACTIVITIES                                                 (1,257,000)             (6,609,000)
                                                                                          -----------            ------------

FINANCING ACTIVITIES:
   Net (repayments of) borrowings from revolving credit facility                          (9,801,000)             2,698,000
   Proceeds from issuance of long-term debt                                               7,500,000               6,000,000
   Repayment of long-term debt                                                            (5,763,000)                 --
   Debt financing costs incurred                                                            (710,000)                (60,000)
   Decrease in amount due to related party                                                   (21,000)                (20,000)
   Proceeds from exercise of Common Stock options                                           452,000                  26,000
                                                                                        ------------        ---------------

   NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                                                                (8,343,000)             8,644,000
                                                                                          -----------         -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (308,000)             (1,484,000)

Cash and cash equivalents at beginning of period                                            404,000               1,905,000
                                                                                        ------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     96,000          $     421,000
                                                                                        ============          =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                       $     788,000          $     541,000
   Income taxes paid                                                                          63,000                393,000


See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiary

August 3, 1996

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

For interim reporting, the Company uses an estimated gross profit as calculated on a current quarterly basis by its inventory management system. Beginning in 1996, inventories are stated on the first-in, first-out (FIFO) retail method.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and six-month periods ended August 3, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

Certain previously reported amounts have been reclassified to conform with the current year presentation.

NOTE B -- EARNINGS PER SHARE

Earnings per share were computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of shares under option.

NOTE C -- CHANGE IN FISCAL YEAR END

Beginning in fiscal 1996, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest January 31. This change was made to conform the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarterly and annual results with other retail companies. The period December 31, 1995 to February 3, 1996 (the "Transition Period") was previously reported in the Company's Form 10-Q for the quarter ended May 4, 1996. Certain unaudited proforma results of operations for previous periods were presented in Note D to the Unaudited Condensed Consolidated Financial Statements therein and are incorporated by reference.

NOTE D -- CHANGES IN ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") issued Statement No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement essentially requires that when the Company commits to closing specific stores and for other stores which may be impaired, the fixed assets for such stores must be written down to fair market value. The adoption of SFAS 121, required for years beginning after December 15, 1995, resulted in a decrease in net fixed assets for stores to be closed of approximately $1,630,000 and a charge of approximately $1,397,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period previously reported in the Company's Form 10-Q for the quarter ended May 4, 1996 (see Note
C).

The Company also elected to change certain methods of accounting for merchandise inventories beginning in the Transition Period. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The Company is also capitalizing into inventory certain merchandise acquisition and distribution costs to provide a better matching of revenues and expenses, particularly in interim periods. The effect of the change in the FIFO retail method was to reduce merchandise inventories by approximately $1,207,000, and the effect of capitalizing into inventory certain merchandise acquisition and distribution costs was to increase merchandise inventories by approximately $1,698,000. The resulting net increase in merchandise inventories of approximately $491,000 and a benefit of approximately $307,000 (net of income taxes) is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period in the Company's Form 10-Q for the quarter ended May 4, 1996.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders of
One Price Clothing Stores, Inc.
Duncan, South Carolina


We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiary (the "Company") as of August 3, 1996 and July 29, 1995, the related condensed consolidated statements of income for the three-month and six-month periods then ended, and the related condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of One Price Clothing Stores, Inc. and subsidiary as of December 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 1996 (March 25, 1996 as to Note B and Note H), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Greenville, South Carolina
August 21, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the second quarter ended August 3, 1996 increased approximately 2% to $87,450,000 compared to $86,157,000 for the same quarter ended July 29, 1995. Net sales for the six-month period ended August 3, 1996 increased approximately 6% to $163,744,000 compared to $153,879,000 for the comparable six-month period ended July 29, 1995. Comparable store sales decreased 2% for the quarter and 2% year-to-date compared to the same periods last year. The Company considers stores that are 18 months or older as comparable for this purpose, and there were 568 such stores at August 3, 1996.

Management believes that sales during the first half of fiscal 1996 reflect the continued softness in consumer spending on women's apparel which has continued thus far into the third quarter. Sales and operating performance during the remainder of the year will be largely dependent upon consumer spending on women's apparel, the level of competitor promotional activity, and the general health of the economy. The Company is implementing new marketing campaigns, managing inventory levels and mix and controlling expenses in an effort to improve sales and earnings.

Two new stores were opened during the second quarter of 1996 and 22 underperforming stores were closed. For the six-month period ended August 3, 1996, the Company opened 12 new stores and closed 37 underperforming stores. At August 3, 1996, the Company operated 663 stores in 28 states and Puerto Rico. The Company expects to open approximately 35 stores (including an estimated 12 relocations) and close approximately 60 stores during fiscal 1996.

The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. As previously reported, the Company changed its fiscal year end to conform the fiscal calendar to the seasonal patterns it experiences. Based on the former fiscal calendar (January - December), the Company's sales historically were lowest during the first quarter (January - March) and third quarter (July - September) and highest during the second quarter (April - June) and fourth quarter (October - December). Reduced sales volumes in first and third quarters coincided with the transition of seasonal merchandise. Therefore, increased levels of markdowns occurred during those transitional periods, and operating expenses, when expressed as a percentage of sales, were typically higher. On a restated basis, fiscal 1995 and fiscal 1994 produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared to the third quarter (August - October) and fourth quarter (November - January). The fourth quarter 1995 and 1994 sales and operating results reflected disappointing holiday sales which resulted in increased markdowns.

Gross margin decreased to 35.7% of net sales in the second quarter of fiscal 1996 as compared to 36.1% of net sales for the comparable quarter ended July 29, 1995. Gross margin for the six-month period ended August 3, 1996 was 36.6% of net sales compared to 36.3% for the six-month period ended July 29, 1995. Gross margin results reflect the change (effective beginning January 1996) in accounting for merchandise inventories to include the cost of certain distribution and buying costs. Distribution and buying costs, which were previously classified as selling, general and administrative expenses, were reclassified as a component of cost of goods sold in the condensed consolidated statements of income for the second quarter and the first six months of fiscal 1995 to conform to the current year presentation. The decrease in gross margin as a percentage of net sales for the second quarter of fiscal 1996 compared to the same period last year was primarily the result of taking increased levels of markdowns as a result of lower than expected July sales. The increase in gross margin for the six-month period ended August 3, 1996 compared to the same period last year resulted from efficiencies in the Company's distribution center which were partially offset by the increased markdowns discussed above.

Selling, general and administrative expenses decreased as a percentage of net sales to 21.2% in the second quarter of fiscal 1996 from 21.9% in the same period of 1995. The decrease in selling, general and administrative expenses when expressed as a percentage of net sales is due to higher average store sales volumes experienced in the second quarter of fiscal 1996 compared to the same period last year. The Company's selling, general and administrative expenses per average store in the second quarter ended August 3, 1996 were 1% lower than the same period last year primarily due to the continued control of expenses at the home office, lower store operating costs and a lower provision for loss on store closings than last year.

For the first six months of fiscal 1996, selling, general and administrative expenses decreased to 22.6% of net sales from 22.9% of net sales for the comparable period of 1995. The decrease in selling, general and administrative expenses when expressed as a percentage of net sales is due to higher average store sales volumes compared to the same period last year. The Company's selling, general and administrative expenses in dollars per average store for the six-month-period ended August 3, 1996, were approximately 2% more than the same period last year primarily due to the accrual of severance costs in the 1996 first quarter for the former President and Chief Operating Officer. Selling, general and administrative expenses in dollars increased during the first six months of fiscal 1996 compared to the same period last year primarily due to an average of 20 more stores than last year and to the accrual of severance costs discussed above.

Store rent and related expenses as a percentage of net sales was 7.2% in both the second quarter of fiscal 1996 and fiscal 1995. For the first six months of fiscal 1996, store rent expense decreased to 7.8% of net sales compared to 7.9% of net sales for the comparable period of 1995. This decrease in store rent and related expenses when expressed as a percentage of net sales is due to the increase in average store sales during the period. Store rent and related expenses in dollars per average store for the quarter and for the six-month period ended August 3, 1996 compared to the same periods of 1995 increased 2% due to the impact of entering into leases in larger, more costly, urban and metropolitan markets with higher base rent structures and the closing of older, underperforming stores which generally had lower average rent. Management believes that the trend of increasing average store rent expense in dollars may continue.

Depreciation and amortization expense increased to 1.3% of net sales in the second quarter of fiscal 1996 compared to 1.2% of net sales for the second quarter of fiscal 1995. Depreciation and amortization expense increased to 1.4% of net sales from 1.3% for the six-month period ended August 3, 1996 compared to the same period in 1995. These increases in depreciation and amortization expense are primarily due to the expansion of the Company's distribution center which was completed during the second half of fiscal 1995.

Interest expense increased to 0.5% of net sales in the second quarter of fiscal 1996 as compared to 0.3% of net sales for the second quarter of fiscal 1995. Interest expense increased to 0.6% of net sales from 0.4% for the six-month period ended August 3, 1996 compared to the same period in 1995. The increase in interest expense is primarily due to amortization of loan origination fees under the Company's new credit facilities effective in March 1996 and increased average borrowings in the six-month period ended August 3, 1996.

The Company's effective tax benefit rate for restated fiscal 1995 was 42.5%. Management expects the effective tax rate to decrease in fiscal 1996 because the items creating the fiscal 1995 increase (the benefit arising from the carry back of the Targeted Jobs Tax Credits and recognition of the tax benefit relating to the future benefit of the prior year Puerto Rico net operating loss) will not be repeated. The Company's estimated annual effective tax rate for fiscal 1996 is approximately 39.4%.

New Legislation

In August 1996, legislation was signed to increase the Federal Minimum Wage from its current level of $4.25 per hour to $4.75 per hour effective October 1, 1996 and from $4.75 per hour to $5.15 per hour effective September 1, 1997. This legislation is expected to affect primarily part-time store associates. Management estimates the October 1996 increase in the Federal Minimum Wage to increase payroll expense for the period October 1, 1996 through February 1, 1997 by approximately $180,000. The effect of the September 1997 minimum wage increase on the Company's payroll expense is expected to be more significant, primarily due to a larger number of affected store associates. The estimated impact, however, has not yet been determined.

Liquidity and Capital Resources

During the first six months of fiscal 1996, $9,292,000 was provided by operating activities, primarily due to the results of operations and the decrease in inventories due to controlled management of inventory levels and mix. During the first six months of fiscal 1995, $3,519,000 was used in operating activities, primarily due to an increase in inventories and a decrease in accounts payable.

Total inventories at the end of the second quarter of fiscal 1996 and 1995 were $37,310,000 and $40,355,000, respectively. Total inventories at December 30, 1995 were $28,961,000. The level of inventories is subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions. The above amounts represent total inventory, whether located at the stores, in the distribution center or in-transit. The total average inventory per store was $56,000 and $60,000 at the end of the second quarter of fiscal 1996 and 1995, respectively. The decrease in average inventory per store is due to a decrease in spring and summer merchandise in the Company's stores compared to last year and a decrease in inventory in the distribution center due to lower quantities of goods in storage. The decreases in inventory were partially offset by an increase for the capitalization of certain distribution and buying costs. The average inventory per store was approximately $41,000 at December 30, 1995, when the Company's inventory is typically at its lowest level.

The total of accounts payable and amounts outstanding under the credit facilities at the end of the second quarter of fiscal 1996 and 1995, respectively, was $28,627,000 and $30,646,000. The decrease in the accounts payable and amounts outstanding under the credit facilities is primarily due to the lower levels of inventory as described above. In comparison, total accounts payable and amounts outstanding under the credit facilities at December 30, 1995 were $18,210,000. The total of accounts payable and amounts outstanding under the credit facilities is subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy, rate of capital expenditures and prevailing business conditions.

During the first six months of fiscal 1996, net cash of $1,039,000 was used in investing activities to purchase property and equipment. This consisted principally of costs incurred for the 12 new stores and 3 relocated stores opened during the period. In fiscal 1996, the Company plans to spend approximately $2.5 million on capital expenditures primarily to open an estimated 23 new stores, relocate an estimated 12 stores and renovate existing stores.

During the first six months of fiscal 1995, $6,587,000 was used to purchase property and equipment, principally leasehold improvements and equipment for the 55 new stores and 7 relocated stores opened during the period and for the expansion of the Company's distribution center.

The maximum amounts outstanding under the credit facilities during the second quarter of fiscal 1996 and fiscal 1995 were approximately $23,972,000 and $20,586,000, respectively. The average amounts outstanding under the credit facilities were $14,886,000 during the second quarter of fiscal 1996 and $15,938,000 during the second quarter of fiscal 1995. The weighted average interest rates were 8.1% and 8.0% for the second quarter of fiscal 1996 and fiscal 1995, respectively. The maximum amounts outstanding under the credit facilities during the first six months of fiscal 1996 and fiscal 1995 were approximately $26,741,000 and $20,689,000, respectively. The average amounts outstanding under the credit facilities were $19,029,000 and $16,427,000 during the first six months of fiscal 1996 and fiscal 1995, respectively. The weighted average interest rates were 8.0% and 8.2% for the first six months of fiscal 1996 and fiscal 1995, respectively.

The Company had outstanding letters of credit totaling approximately $11,745,000 at August 3, 1996 compared to $4,931,000 at July 29, 1995. The increase in outstanding letters of credit is due to buying a larger proportion of direct imports of foreign merchandise as a component of total inventory. For the first six months of fiscal 1996, the Company purchased approximately 20% of its merchandise directly from foreign sources compared to approximately 13% for the first six months of fiscal 1995. Management expects this trend to continue in the foreseeable future.

The Company's credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain minimum working capital, exclusive of amounts outstanding under the credit facilities, of $5,000,000. The Company was in compliance with these covenants at August 3, 1996 and as of the date of this document.

The exercise of Common Stock options pursuant to the Company's stock option plans provided cash of $452,000 in the first six months of fiscal 1996 compared to $26,000 in the first six months of fiscal 1995.

Management believes that the Company's liquidity requirements in the foreseeable future will be met principally through cash provided by operations and its credit facilities. If deemed by management to be in the best interest of the Company, additional long-term debt, capital leases or other permanent financing may be considered.

Private Securities Litigation Reform Act of 1995

The statements contained in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1996 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting women's apparel retailers, competition from other existing or new women's apparel retailers, the Company's ability to meet debt service obligations and other liquidity needs, the seasonality of the Company's sales, the availability of both domestic and foreign sources of merchandise inventories at substantially discounted prices, Acts of God, and unusual seasonal weather patterns.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
             None

Item 2.   Changes in Securities
             None

Item 3.   Defaults Upon Senior Securities
             None

Item 4.   Submission of Matters to a Vote of Security Holders

The summary of votes at the Annual Meeting of the Company's Shareholders held May 20, 1996 are incorporated herein by reference to Item 4 in the Company's quarterly report on Form 10-Q for the quarter ended May 4, 1996
(File No. 0-15385).

Item 5.   Other Information
             None

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits including those incorporated by reference:

                    11       Statement re: Computation of Per Share Earnings

                    15       Acknowledgment of Deloitte & Touche LLP, Independent Accountants

                    27       Financial Data Schedule (electronic filing only)

          (b)       The Company was not required to file any report on Form 8-K for the quarter ended
                    August 3, 1996.


SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date: September 13, 1996                                        /s/  Henry D. Jacobs, Jr.
                                                                -------------------------
                                                                Henry D. Jacobs, Jr.
                                                                Chairman, President and Chief
                                                                Executive Officer
                                                                (principal executive officer)


Date: September 13, 1996                                        /s/  Stephen A. Feldman
                                                                -----------------------
                                                                Stephen A. Feldman
                                                                Executive Vice President and
                                                                Chief Financial Officer
                                                                (principal financial officer)