Form 10-Q
period 1996-12-16
ONE PRICE CLOTHING STORES INC
filed 1996-12-16
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 2, 1996

                                       OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission file number 0-15385

                         ONE PRICE CLOTHING STORES, INC.
(Exact name of registrant as specified in its charter)

                    DELAWARE                                                                        57-0779028
         (State or other jurisdiction of                                   (I.R.S. Employer Identification No.)
         incorporation or organization)

         Highway 290, Commerce Park
         1875 East Main Street
            Duncan, South Carolina                                                                29334
          (Address of principal executive offices)                                             (Zip Code)

Registrant's telephone number, including area code:           (864) 433-8888
                                                              --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of December 6, 1996 was 10,435,531.

                                      INDEX
                 ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed consolidated balance sheets -- November 2, 1996, December
             30, 1995 and October 28, 1995

             Condensed consolidated statements of operations -- Three-month and nine-month periods ended November 2, 1996 and October 28, 1995

             Condensed consolidated statements of cash flows -- Nine-month periods ended November 2, 1996 and October 28, 1995

             Notes to unaudited condensed consolidated financial statements -- November 2, 1996

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

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiary

                                                            November 2,               December 30,     October 28,
                                                                  1996                    1995             1995
                                                            ----------------    ------------------     ------------
                                                             (Unaudited)                   (1)         (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                $      394,000         $     668,000       $  1,107,000
   Merchandise inventories                                      48,389,000            28,961,000         44,602,000
   Prepaid Federal and state income taxes                        2,971,000             1,363,000          2,317,000
   Deferred income taxes                                         2,454,000             2,093,000          2,267,000
   Other current assets                                          5,282,000             2,865,000          4,124,000
                                                            --------------          ------------      -------------
       TOTAL CURRENT ASSETS                                     59,490,000            35,950,000         54,417,000
                                                             -------------           -----------       ------------

PROPERTY AND EQUIPMENT, at cost                                 58,058,000            58,759,000         57,154,000
   Less accumulated depreciation                                20,653,000            17,575,000         16,669,000
                                                             -------------          ------------       ------------
                                                                37,405,000            41,184,000         40,485,000
                                                             -------------          ------------       ------------

OTHER ASSETS                                                     2,767,000             2,230,000          1,861,000
                                                            --------------         -------------      -------------
                                                              $ 99,662,000           $79,364,000        $96,763,000
                                                              ============           ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                           $ 24,955,000           $10,298,000        $17,411,000
   Note payable                                                 10,865,000               412,000         15,238,000
   Current portion of long-term debt                             1,579,000               921,000          2,000,000
   Sundry liabilities                                            7,148,000             6,963,000          6,396,000
                                                            --------------         -------------       ------------
        TOTAL CURRENT LIABILITIES                               44,547,000            18,594,000         41,045,000
                                                             -------------          ------------        -----------

LONG-TERM DEBT                                                   5,263,000             6,579,000          4,000,000
                                                            --------------         -------------       ------------

DEFERRED INCOME TAXES AND OTHER
   NONCURRENT LIABILITIES                                        2,829,000             2,310,000          2,043,000
                                                            --------------         -------------       ------------
SHAREHOLDERS' EQUITY
   Preferred Stock, par value $0.01
     --authorized and unissued 500,000 shares
   Common Stock, par value $0.01
     --authorized 35,000,000 shares, issued
       and outstanding 10,435,531, 10,335,031
       and 10,317,031 shares                                       104,000               103,000            103,000
   Additional paid-in capital                                   11,453,000            11,002,000         10,954,000
   Retained earnings                                            35,466,000            40,776,000         38,618,000
                                                             -------------          ------------       ------------
                                                                47,023,000            51,881,000         49,675,000
                                                             -------------          ------------       ------------
                                                              $ 99,662,000           $79,364,000        $96,763,000
                                                              ============           ===========        ===========

(1) Derived from audited financial statements
See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

One Price Clothing Stores, Inc. and Subsidiary

                                                 Three-Month Period Ended           Nine-Month Period Ended
                                                November 2,       October 28,       November 2,        October 28,
                                                 1996              1995               1996                 1995
                                             ----------------------------------------------------------------------

NET SALES                                    $  63,899,000     $  69,451,000       $227,643,000       $ 223,330,000

Cost of goods sold, distribution
   and buying costs                             42,622,000        46,739,000        146,419,000         144,750,000
                                            ---------------    --------------     -------------       -------------

GROSS MARGIN                                    21,277,000        22,712,000         81,224,000          78,580,000
                                            ---------------    --------------    --------------       -------------

Selling, general and
   administrative expenses                      17,943,000        18,571,000         54,888,000          53,760,000
Store rent and related expenses                  6,363,000         6,332,000         19,200,000          18,541,000
Depreciation and
   amortization expense                          1,172,000         1,165,000          3,520,000           3,185,000
Interest expense                                   390,000           383,000          1,388,000             953,000
                                           ----------------   ---------------    --------------       -------------
                                                25,868,000        26,451,000         78,996,000          76,439,000
Interest income                                     43,000             9,000            121,000              35,000
                                           ----------------   ---------------    --------------       -------------

NET EXPENSES                                    25,825,000        26,442,000         78,875,000          76,404,000
                                           ----------------    --------------     -------------       -------------

(LOSS) INCOME BEFORE INCOME
   TAXES                                         (4,548,000)       (3,730,000)        2,349,000           2,176,000

(Benefit from) provision for
   income taxes                                  (1,785,000)       (1,455,000)          935,000             848,000
                                           -----------------   ---------------    -------------       -------------


NET (LOSS) INCOME                           $    (2,763,000)    $  (2,275,000)    $   1,414,000       $   1,328,000
                                            ================    ==============    =============       =============

Net (loss) income per common
   share -- Note B                          $        (0.26)     $       (0.22)    $        0.14       $        0.13
                                            ================   ===============    =============       =============

Weighted average number of common
   shares outstanding -- Note B                 10,435,531         10,315,531        10,405,422          10,356,280
                                           ================     =============      ============       =============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiary

                                                                                  Nine-Month Period Ended
                                                                              November 2,                October 28,
                                                                                 1996                      1995
                                                                            -------------              ------------

OPERATING ACTIVITIES:
    Net income                                                              $  1,414,000             $    1,328,000
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                           3,520,000                  3,185,000
       Decrease (increase) in other noncurrent assets                            483,000                   (134,000)
       Deferred income taxes                                                     623,000                   (300,000)
       Loss on disposal of property and equipment                                672,000                    442,000
       Changes in operating assets and liabilities                            (3,479,000)               (10,679,000)
                                                                           --------------            ---------------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                        3,233,000                 (6,158,000)
                                                                           --------------            ----------------


INVESTING ACTIVITIES:
    Purchases of property and equipment                                       (2,113,000)                (7,336,000)
    Purchases of other noncurrent assets                                        (231,000)                  (416,000)
                                                                           --------------            ---------------

       NET CASH USED IN INVESTING ACTIVITIES                                  (2,344,000)                (7,752,000)
                                                                           --------------             --------------

FINANCING ACTIVITIES:
    Net (repayments of) borrowings from revolving
       credit facility                                                        (1,950,000)                 7,175,000
    Proceeds from issuance of long-term debt                                   7,500,000                  6,000,000
    Repayment of long-term debt                                               (6,158,000)                      --
    Debt financing costs incurred                                               (710,000)                   (85,000)
    Decrease in amount due to related party                                      (33,000)                   (30,000)
    Proceeds from exercise of Common Stock options                               452,000                     52,000
                                                                            -------------            ---------------
       NET CASH (USED IN) PROVIDED BY FINANCING
        ACTIVITIES                                                              (899,000)                13,112,000
                                                                            -------------            ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (10,000)                 (798,000)
Cash and cash equivalents at beginning of period                                  404,000                 1,905,000
                                                                            --------------          ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     394,000           $     1,107,000
                                                                            ==============          ================


SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                           $   1,281,000           $       869,000
    Income taxes paid                                                              65,000                   455,000


See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiary


November 2, 1996

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

For interim reporting, the Company uses an estimated gross profit as calculated on a current quarterly basis by its inventory management system. Beginning in 1996, inventories are stated on the first-in, first-out (FIFO) retail method (see Note D).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and nine-month periods ended November 2, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

Certain previously reported amounts have been reclassified to conform with the current year presentation.

NOTE B -- EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of shares under option.

NOTE C -- CHANGE IN FISCAL YEAR END

Beginning in fiscal 1996, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest January 31. This change was made to conform the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarterly and annual results with other retail companies. The period December 31, 1995 to February 3, 1996 (the "Transition Period") was previously reported in the Company's Form 10-Q for the quarter ended May 4, 1996. Certain unaudited proforma results of operations for previous periods were presented in Note D to the Unaudited Condensed Consolidated Financial Statements therein and are incorporated herein by reference.

NOTE D -- CHANGES IN ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") issued Statement No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement essentially requires that when the Company commits to closing specific stores and for other stores which may be impaired, the fixed assets for such stores must be written down to fair market value. The adoption of SFAS 121, required for years beginning after December 15,1995, resulted in a decrease in net fixed assets for stores to be closed of approximately $1,630,000 and a charge of approximately $1,397,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period previously reported in the Company's Form 10-Q for the quarter ended May 4, 1996 (see Note C).

The Company also elected to change certain methods of accounting for merchandise inventories beginning in the Transition Period. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The Company is also capitalizing into inventory certain merchandise acquisition and distribution costs to provide a better matching of revenues and expenses, particularly in interim periods. The effect of the change to the FIFO retail method was to reduce merchandise inventories by approximately $1,207,000, and the effect of capitalizing into inventory certain merchandise acquisition and distribution costs was to increase merchandise inventories by approximately $1,698,000. The resulting net increase in merchandise inventories of approximately $491,000 and a benefit of approximately $307,000 (net of income taxes) is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period in the Company's Form 10-Q for the quarter ended May 4, 1996 (see Note C).

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders of
One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiary (the "Company") as of November 2, 1996 and October 28, 1995, the related condensed consolidated statements of operations for the three-month and nine-month periods then ended, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted audited standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of One Price Clothing Stores, and subsidiary as of December 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 1996 (March 25, 1996 as to Note B and Note H), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP


Greenville, South Carolina
November 21, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended November 2, 1996 decreased approximately 8% to $63,899,000 compared to $69,451,000 for the same quarter ended October 28, 1995. Net sales for the nine-month period ended November 2, 1996 increased approximately 2% to $227,643,000 compared to $223,330,000 for the comparable nine-month period ended October 28, 1995. Comparable store sales (adjusted for the calendar shift - to compare the 13 weeks and 39 weeks ended November 2, 1996 to the 13 weeks and 39 weeks ended November 4, 1995) decreased 7% for the quarter and decreased 3% for the nine-month period compared to the same periods last year. The Company considers stores that have been open 18 months or more as comparable, and there were 595 such stores at November 2, 1996.

The decrease in sales during the third quarter of fiscal 1996 compared to the same period in fiscal 1995 is partially attributable to a decrease in the number of stores in operation. In addition, management believes that disappointing sales during the third quarter of fiscal 1996 reflect the impact of unseasonably warm weather and a continued softness in spending by lower and middle income consumers on women's apparel. However, management is guardedly optimistic regarding Christmas sales results due to implementation of targeted marketing campaigns for the holiday season.

Nine stores were opened during the third quarter of fiscal 1996 and 11 underperforming stores were closed. For the nine-month period ended November 2, 1996, the Company opened 21 stores and closed 48 underperforming stores. At November 2, 1996, the Company operated 661 stores, 29 fewer than at quarter-end last year, in 28 states and Puerto Rico. The Company expects to open 34 stores (including 11 relocations) and close approximately 63 stores during fiscal 1996.

The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. As previously reported, the Company changed its fiscal year end to conform the fiscal calendar to the seasonal patterns the Company experiences. Based on the former fiscal calendar (January - December), the Company's sales historically were lowest during the first quarter (January March) and third quarter (July - September) and highest during the second quarter (April - June) and fourth quarter (October - December). Reduced sales volumes in the first and third quarters coincided with the transition of seasonal merchandise. Therefore, increased levels of markdowns occurred during those transitional periods, and operating expenses, when expressed as a percentage of sales, were typically higher. On a restated basis, fiscal 1995 and fiscal 1994 produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared to the third quarter (August - October) and fourth quarter (November - January). Sales and operating results in the fourth quarters of 1995 and 1994 reflected disappointing holiday sales which resulted in increased markdowns. The Company is unable to predict if this trend will continue in the future.

Gross margin increased to 33.3% of net sales in the third quarter of fiscal 1996 compared to 32.7% of net sales for the comparable quarter ended October 28, 1995. Gross margin for the nine-month period ended November 2, 1996 was 35.7% of net sales compared to 35.2% for the nine-month period ended October 28, 1995. Gross margin results reflect the change (effective beginning January 1996) in accounting for merchandise inventories to include the cost of certain distribution and buying costs. Distribution and buying costs, which were previously classified as selling, general and administrative expenses, were reclassified as a component of cost of goods sold in the condensed consolidated statements of operations for the third quarter and the first nine months of fiscal 1995 to conform to the current year presentation. The increase in gross margin as a percentage of net sales for the third quarter and nine-month period ended November 2, 1996 was due primarily to efficiencies achieved in the

Company's distribution center which were partially offset by increased markdowns needed to clear slower-moving merchandise.

Selling, general and administrative expenses were 28.1% of net sales in the third quarter of fiscal 1996 and 26.7% of net sales for the comparable period last year. The increase was principally due to the lower average per store sales volumes experienced during the third quarter of fiscal 1996. Selling, general and administrative expenses in dollars per average store were flat in the third quarter of fiscal 1996 compared to the same period last year. Total selling, general and administrative expenses in the third quarter of fiscal 1996 were lower than in the third quarter of fiscal 1995 due to operating an average of 19 fewer stores. For the first nine months of fiscal 1996, selling, general and administrative expenses as a percentage of net sales were flat compared to the same period last year. Selling, general and administrative expenses in dollars per average store decreased slightly for the nine-month period ended November 2, 1996 compared to the same period last year. Increases in store closing costs and computer equipment lease costs at the Company's home office were offset by efficiencies achieved in store and store operations expenses.

Store rent and related expenses were 10.0% of net sales in the third quarter of fiscal 1996 and 9.1% of net sales for the comparable period last year. For the first nine months of fiscal 1996, store rent and related expenses as a percentage of net sales increased slightly to 8.4% of net sales from 8.3% of net sales for the comparable period last year. The increase in store rent when expressed as a percentage of net sales was in part due to higher average store rents and to lower average sales dollars per store experienced in the third quarter compared to the same period last year.

Store rent and related expenses in dollars per average store for the quarter and nine-month period ended November 2, 1996 increased 3% and 2%, respectively, due to entering into leases in larger, more costly, urban and metropolitan markets with higher base rent structures and the closing of older, underperforming stores which generally had lower average rent expense. Management believes that the trend of increasing average store rent expense in dollars may continue.

Depreciation and amortization expense increased to 1.8% of net sales in the third quarter of fiscal 1996 compared to 1.7% of net sales for the third quarter of fiscal 1995. Depreciation and amortization expense increased to 1.5% of net sales from 1.4% of net sales for the nine-month period ended November 2, 1996 compared to the same period in 1995. These increases in depreciation and amortization expense are due primarily to the expansion of the Company's distribution center which was completed during the second half of fiscal 1995.

Interest expense was 0.6% of net sales in both the third quarter of fiscal 1996 and the third quarter of fiscal 1995. Interest expense increased to 0.6% of net sales in the first nine months of fiscal 1996 from 0.4% of net sales in the first nine months of fiscal 1995. The increase in interest expense in dollars and as a percentage of net sales is due primarily to amortization of loan origination fees under the Company's new credit facilities effective in March 1996.

The Company's effective tax benefit rate for restated fiscal 1995 was 42.5%. Management expects the effective tax rate to decrease in fiscal 1996 because the items creating the fiscal 1995 increase (the benefit arising from the carry back of the Targeted Jobs Tax Credits and recognition of the tax benefit relating to the future benefit of the prior year Puerto Rico net operating loss) will not be repeated. The Company's estimated annual effective tax rate for fiscal 1996 is approximately 39.8%

Liquidity and Capital Resources

During the first nine months of fiscal 1996, $3,233,000 was provided by operating activities, primarily due to an increase in the proportion of inventory financed by accounts payable and a decrease in prepaid income taxes. During the first nine months of fiscal 1995, $6,158,000 was used in operating activities, primarily due to an increase in inventory and prepaid expenses.

Total inventories at the end of the third quarter of fiscal 1996 and 1995 were $48,389,000 and $44,602,000, respectively. Total inventories at December 30, 1995 were $28,961,000. The level of inventories is subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions. The above amounts represent total inventory, whether located at the stores, in the distribution center or in-transit. The total average inventory per store was approximately $73,000 and $65,000 at the end of the third quarter of fiscal 1996 and 1995, respectively. This increase in average per store inventories resulted from an increase in inventory in-transit to the distribution center at the end of the third quarter of fiscal 1996 (primarily for Spring 1997 merchandise) and an increase for the capitalization of certain distribution and buying costs partially offset by lower in-store inventories. The average total inventory per store was approximately $41,000 at December 30, 1995, when the Company's inventory is typically at its lowest level.

Total accounts payable and amounts outstanding under the credit facilities, including the long-term portions thereof, at the end of the third quarter of fiscal 1996 and 1995, respectively, were $42,662,000 and $38,649,000, respectively. The increase in the accounts payable and amounts outstanding under the credit facilities is due to funding purchases of inventory for the fourth quarter of fiscal 1996. In comparison, total accounts payable and amounts outstanding under the credit facilities at December 30, 1995 were $18,210,000. The level of accounts payable and amounts outstanding under the credit facilities is subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy, rate of capital expenditures and prevailing business conditions.

During the first nine months of fiscal 1996, net cash of $2,113,000 was used in investing activities to purchase property and equipment. This consisted principally of costs incurred for the 21 new stores and 10 relocated stores opened during the period. In fiscal 1996, the Company plans to spend approximately $2.8 million on capital expenditures primarily to open 23 new stores, relocate 11 stores and to renovate certain existing stores. During the first nine months of fiscal 1995, $7,336,000 was used to purchase property and equipment for the 72 new stores and 13 relocated stores opened during the period, to expand the Company's distribution center and to upgrade the computer facilities at the Company's headquarters.

The maximum amounts outstanding under the credit facilities, including the long-term portions thereof, during the third quarter of fiscal 1996 and fiscal 1995 were approximately $17,739,000 and $21,710,000, respectively. The average amounts outstanding under the credit facilities were $13,414,000 during the third quarter of fiscal 1996 and $16,410,000 during the third quarter of fiscal 1995. The weighted average interest rates were 7.0% and 8.0% for the third quarter of fiscal 1996 and fiscal 1995, respectively. The maximum amounts outstanding under the credit facilities during the first nine months of fiscal 1996 and fiscal 1995 were approximately $26,741,000 and $21,710,000, respectively. The average amounts outstanding under the credit facilities were $14,666,000 and $16,418,000 during the first nine months of fiscal 1996 and fiscal 1995, respectively. The weighted average interest rates were 7.8% and 8.1% for the first nine months of fiscal 1996 and fiscal 1995, respectively.

The Company had outstanding documentary letters of credit totaling approximately $17,613,000 at November 2, 1996 compared to $14,424,000 at October 28, 1995. The increase in outstanding letters of credit is due to buying a larger proportion of direct imports of foreign merchandise as a component of total inventory purchases. For the first nine months of fiscal 1996, the Company purchased approximately 22% of its merchandise directly from foreign sources compared to approximately 15% for the first nine months of fiscal 1995. Management expects this trend to continue in the foreseeable future.

The Company's credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain a minimum working capital, exclusive of amounts outstanding under the credit facilities, of $5,000,000. The Company was in compliance with these covenants at November 2, 1996 and as of the date of this document.

The exercise of Common Stock options pursuant to the Company's stock option plans provided cash of $452,000 in the first nine months of fiscal 1996 compared to $52,000 in the first nine months of fiscal 1995.

Management believes that the Company's liquidity requirements in the foreseeable future will be met principally through cash provided by operations and its credit facilities. If deemed by management to be in the best interest of the Company, additional long-term debt, capital leases or other permanent financing may be considered.

Private Securities Litigation Reform Act of 1995

The statements contained in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1996 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting off-price women's apparel retailers, competition from other existing or new off-price women's apparel retailers, the Company's ability to meet debt service obligations and other liquidity needs, the seasonality of the Company's sales, the availability of both domestic and foreign sources of merchandise inventories at substantially discounted prices, Acts of God, and unusual seasonal weather patterns.

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

             (a)   The following exhibits are included herein:

                   11    Statement Re:  Computation of Per Share Earnings

                   15    Acknowledgment of Deloitte & Touche LLP, Independent Accountants

                   27    Financial Data Schedule (electronic filing only)

             (b) The Company was not required to file any report on Form 8-K for the quarter ended November 2, 1996.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)

Date:        December 16, 1996                             /s/ Henry D. Jacobs, Jr.
                                                           ------------------------
                                                           Henry D. Jacobs, jr.
                                                           Chairman, Chief Executive Officer and President
                                                           (principal executive officer)

Date:        December 16, 1996                             /s/ Stephen A. Feldman
                                                           ----------------------
                                                           Executive Vice President and Chief Financial Officer
                                                           (principal financial officer)