Form 10-K
ONE PRICE CLOTHING STORES INC
filed 1997-04-23
CIK 812446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                      FORM 10-K
|x| Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 (No Fee Required)
    For the fiscal year ended February 1, 1997
                                                               AND
|x| Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act of 1934 (No Fee Required) For the transition period from December 31, 1995 to February 3, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 17, 1997:
Common Stock, $0.01 Par Value - $28,346,650

The number of shares outstanding of the issuer's classes of common stock as of April 17, 1997: Common Stock, $0.01 Par Value - 10,435,031 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with respect to the annual shareholders meeting to be held June 4, 1997 are incorporated by reference into
Part III.

PART I

ITEM 1.         BUSINESS

General

One Price Clothing Stores, Inc. (the "Registrant" or the "Company") operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories. In January 1997, the Company announced its plans to expand its merchandise offering to include additional categories and styles to be offered at retail price points other than its previous uniform retail price of $7. This expansion of its product line at alternative retail price points is initially expected to comprise approximately 20 percent of a typical store's assortment. At this time, the Company plans to continue to price its core inventory at the $7 retail price. The Company purchases merchandise at heavily discounted prices in large quantities from a broad mix of manufacturers, jobbers, importers and other suppliers. The Company is able to acquire such merchandise at heavily discounted prices because of imbalances between supply and demand, order cancellation and vendor needs for liquidity. The Company is able to take advantage of these circumstances because of its willingness to purchase large quantities and odd lots and to buy goods later in the season than many other retailers. This purchasing strategy allows the Company to obtain a price advantage and to react quickly to seasonal fashion preferences and weather conditions affecting consumer spending. It is the Company's policy to offer only first quality apparel; the Company does not purchase "seconds" or irregular merchandise from its suppliers.

Change in Fiscal Year

In March 1996, the Company elected to change its fiscal year from the Saturday nearest December 31 to the Saturday nearest January 31, beginning in fiscal 1996. This change was made to conform the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarterly and annual results with those of other retail companies. Except as otherwise noted in this Annual Report on Form 10-K, "fiscal 1996" is the 52-week period ended February 1, 1997, "the Transition Period" is the five-week period ended February 3, 1996, "fiscal 1995" is the 52-week period ended December 30, 1995 and "fiscal 1994" is the 52-week period ended December 31, 1994.

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

On January 31, 1997, a subsidiary of the Company, One Price Clothing -- U.S. Virgin Islands, Inc. was incorporated in the Virgin Islands. It commenced operations on March 20, 1997.

Industry Segments

The Company operates in only one industry segment. All of the Company's assets and significant revenues and pre-tax earnings relate to retail sales of women's and children's apparel and accessories to the general public through Company-operated stores. Other than operations in Puerto Rico, the Company had no operations outside the continental United States at the end of fiscal 1996 and no export sales. Reference is hereby made to the financial statements included in Part II for information about the Company's assets, net sales and profitability.

Operations

The Company operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories. The stores' core merchandise is offered at the uniform retail price of $7. Beginning in fiscal 1997, the Company will offer an expanded selection of merchandise at alternative price points. The Company registered the trademark "One Price" with the United States Patent and Trademark Office in June 1990 for a ten-year period with the option to renew upon expiration. The Company intends to apply for renewal for this trademark. This trademark was accorded incontestable status by the United States Patent and Trademark Office. The Company considers the "One Price" trademark to be valuable and significant to the conduct of its business. The Company registered "One Price" and "Un Solo Precio" in Mexico in June, 1993. Management has decided to forego use of this mark at this time in Mexico which may result in the lapsing of such registration in Mexico. The Company has been notified of approval to register "One Price" and "One Price Plus" in Canada. Management has decided to forego use of these trademarks in Canada at this time, which may result in lapsing of the applications in Canada. The Company has registered "Ropa a un Precio" in the United States and is using this trademark in its stores with Spanish-speaking customers.

The One Price Store. The Company's typical store has approximately 3,300 square feet, of which approximately 2,400 square feet is devoted to selling space. All of the Company's stores are located in leased facilities with convenient access to adequate parking or public transportation. At February 1, 1997, approximately 85% of the Company's stores were located in strip shopping centers and the remaining stores were located in central business districts or malls. The Company does not franchise its stores.

The Company's stores are primarily located in or near communities with a population of at least 40,000 - 50,000, as well as in large metropolitan areas. Most of the Company's stores are open seven days a week and typical hours of operation are from 10:00 a.m. until 7:00 p.m. or 9:00 p.m., Monday through Saturday, with shorter hours on Sunday. A typical store employs a full-time manager, one or two full-time assistant managers and up to ten additional part-time sales associates.

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

Store Locations and Expansion. At February 1, 1997, the Company operated 645 stores in 27 states and Puerto Rico. The Company opened 23 stores, relocated 11 stores and closed 66 underperforming stores in fiscal 1996. The Company's expansion plans in 1997 include opening approximately 65 new stores primarily in existing markets, closing approximately 30 stores, and relocating approximately 10 stores.

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

The Company typically is able to purchase merchandise from vendors at substantially discounted prices as a result of the following circumstances: the inability of a manufacturer or importer to dispose of merchandise through regular channels, the discontinuance of merchandise because of changes in color or style, over-production by manufacturers, cancellation of orders by conventional retail stores, the need of catalog retailers to dispose of inventories of unordered catalog merchandise, and manufacturers' need to utilize excess capacity or import quota or need for liquidity. The Company's ability and willingness to purchase in large quantities and in odd-lot or broken-size assortments and its reputation for reliability in the industry provide the Company with purchasing advantages. The Company buys its merchandise opportunistically which includes the purchase of merchandise close to and during each selling season, later than department stores and other specialty retailers. This purchasing strategy permits the Company to react to fashion trends and opportunistic developments during a selling season. The Company also purchases selected merchandise in advance of a selling season.

During fiscal 1996, the Company purchased merchandise from approximately 900 vendors, including manufacturers, jobbers, importers and other vendors. No vendor accounted for more than 10% of the Company's total purchases for the year.

Although there can be no assurance that the Company will be able to continue to acquire sufficient quantities of first quality merchandise at such low prices and on favorable terms, the Company continues to add new vendors and believes that adequate sources of first quality merchandise are available at appropriate price levels. The Company does not maintain long-term or exclusive purchase commitments or arrangements with any vendor.

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

Merchandising. The Company's merchandising strategy emphasizes contemporary and in-season apparel for juniors, misses, large-sized women and children. The Company's target customers are value-and fashion-conscious women, primarily in lower and middle income brackets. The Company offers only first quality merchandise and emphasizes the value of its merchandise compared to similar merchandise sold elsewhere at higher prices. Women's apparel sold by the Company includes contemporary sportswear such as knit tops, pants, blouses, shirts, skirts, sweaters, jackets and shorts. In addition, the Company sells other types of merchandise such as dresses, swimsuits, lingerie and other related items. The Company also offers selected accessories such as scarves, socks, belts, handbags, jewelry and fragrances, in addition to apparel. For the first time, the Company will be able to offer with consistency additional categories of merchandise such as jeans, silk jogging sets, sweaters and heavier jackets. Accessory sales as a percentage of net sales were 12% in fiscal 1996 and 11% in both fiscal 1995 and fiscal 1994. Sales of children's clothing comprised less than 10% of net sales in each of the last three fiscal years.

Inventory Monitoring. The Company's management information system, featuring point-of-sale cash registers and a computerized inventory management system, permits management to review each store's sales and inventory on a daily and a weekly basis, thereby enabling the Company to tailor its purchasing strategies and merchandise shipments to stores based on customer demand.

Distribution Systems.

Substantially all merchandise is shipped directly from vendors to the Company's Distribution Center where the goods are inspected, processed and sent to the Company's stores. The majority of shipments to stores are made by common carriers. During fiscal 1995, the Company implemented a new warehouse management system to improve the management of the location and flow of merchandise within the Distribution Center.

Seasonality

The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. Based on the former fiscal calendar (January - December), the Company's sales historically were lowest during the first quarter (January - March) and third quarter (July - September) and highest during the second quarter (April - June) and fourth quarter (October - December). Reduced sales volumes in the first and third quarters coincided with the transition of seasonal merchandise. Therefore, increased levels of markdowns occurred during those transitional periods, and operating expenses, when expressed as a percentage of sales, were typically higher. As discussed above, the Company changed its fiscal year end to conform the fiscal calendar to the seasonal patterns it experiences. As a result, the Company's historical quarterly patterns have changed. Fiscal 1996 and proforma fiscal 1995 produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared to the third quarter (August - October) and fourth quarter (November - January). Management is unable to predict if this trend will continue in the future. Management does believe, however, that the pricing flexibility afforded by the new merchandising strategy should enable the Company to increase its absolute and relative sales performance in the second half of the fiscal year since the Company will be able to offer its customers a greater selection of fall and winter apparel categories.

Working Capital Requirements

In March 1996, the Company replaced its then existing credit facilities with an agreement with a new lender which provides for a revolving loan facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) and a $7,500,000 term loan facility. Borrowings under the new credit agreement, based upon a borrowing base formula, are collateralized by all assets owned by the Company during the term of the agreement which expires in March 1998. The agreement contains certain covenants and terms described in Item 7 of this report.

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

Revenues from retail sales are recognized at the time of the sale. The Company accepts cash, checks, and, in the majority of its stores, certain major credit cards. All stores offer a liberal exchange and return policy. An estimate for merchandise returns is recorded in the period that the merchandise is sold.

Customers

No material part of the business of the Company is dependent upon a single customer or a few customers.

Competition

The women's retail apparel industry is highly competitive. In order to compete effectively, the Company is dependent upon its ability to purchase merchandise at substantial discounts. The Company competes with department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are owned by large national or regional chains with substantially greater resources than the Company. There are also other competitors which employ a ceiling price concept of $10. There can be no assurance that other retailers with substantially greater financial resources than the Company will not adopt a purchasing and marketing concept similar to that of the Company. Management believes that the primary competitive factors in the retail apparel industry are price, quality, variety of merchandise, good site selection and low cost of operation. The Company believes that it is well positioned in all of these areas to compete in its markets.

Environmental Factors

The Company is not aware of any federal, state or local environmental regulations that will materially affect its operations or competitive position or require material capital expenditures. The Company cannot predict, however, the impact of possible future legislation or regulation on its operations.

Employees

At February 1, 1997, the Company had approximately 4,100 employees, of which approximately 52 % were full-time employees. The Company, like other retailers, experiences a high turnover rate of full-time and part-time store employees but has generally not experienced difficulties in hiring qualified personnel. None of the Company's employees are covered by a collective bargaining agreement, and management believes that the Company's relationship with its employees is good.

Private Securities Litigation Reform Act of 1995

All statements contained in this Annual Report on Form 10-K as to future expectations and financial results should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, the general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer expanded categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; and other factors that may be described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2.         PROPERTIES

The Company leases all of its store locations. At February 1, 1997, the Company had 645 stores operating in 27 states and Puerto Rico. The Company leases its stores under operating leases generally with initial terms of five to ten years and with one to two renewal option periods of five years each. The leases typically contain kickout provisions based on that store's annual sales volume or the shopping center's occupancy. The leases generally provide for increased rents resulting from increases in operating costs and property taxes. Certain of the leases provide contingent or percentage rentals based upon sales volume, and other stores are leased on a month-to-month basis. To date, the Company has not experienced difficulty in obtaining leases for suitable locations for its stores on satisfactory terms. Approximately 70 existing store leases expire or have initial lease terms containing lessee renewal options which may be exercised during fiscal 1997. Management believes that the Company will not experience a significant increase in lease expense as a result of exercising renewal options or negotiating additional lease terms for such locations. The following is a list of store locations by state as of February 1, 1997:

                                                                                                   NUMBER OF
    STATE                                                                                             STORES
    Alabama................................................................................................ 16
    Arizona...............................................................................................   9
    Arkansas..............................................................................................   4
    California............................................................................................. 50
    Florida................................................................................................ 63
    Georgia...............................................................................................  41
    Illinois..............................................................................................  33
    Indiana................................................................................................ 11
    Kansas................................................................................................   3
    Kentucky..............................................................................................  10
    Louisiana.............................................................................................  18
    Maryland............................................................................................... 15
    Michigan............................................................................................... 16
    Mississippi............................................................................................ 11
    Missouri............................................................................................... 15
    North Carolina......................................................................................... 38
    New Jersey............................................................................................   8
    New Mexico............................................................................................   7
    New York..............................................................................................  16
    Ohio..................................................................................................  23
    Oklahoma.............................................................................................    7
    Pennsylvania..........................................................................................  26
    Puerto Rico...........................................................................................  28
    South Carolina......................................................................................... 35
    Tennessee.............................................................................................. 26
    Texas.................................................................................................. 87
    Virginia............................................................................................... 23
    Wisconsin.............................................................................................   6
    TOTAL STORES...........................................................................................645

The Company's Corporate Offices and Distribution Center are located in Duncan, South Carolina on approximately 82 acres which are owned by the Company. In fiscal 1993, the Company completed a 28,000 square foot expansion of its Corporate Offices. During fiscal 1995, the Company expanded the Distribution Center by approximately 90,000 square feet. These expansions increased the total size of the Corporate Offices and Distribution Center to approximately 500,000 square feet. The Company's Distribution Center should be able to support the Company's growth over the next several years. The Company's borrowings under its new credit facility are secured by all assets owned by the Company during the term of the agreement.

ITEM 3.            LEGAL PROCEEDINGS

From time to time the Company is a defendant in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions presently pending, if decided adversely, would have a material adverse effect on its financial position and results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS

The Company's common stock is traded under the symbol ONPR in the National Market System of NASDAQ. As of April 17, 1997, there were approximately 400 shareholders of record.

The Company has never paid cash dividends since its inception. The Company's credit agreement contains covenants which, among other things, prohibit the Company from paying dividends. Currently, the Board of Directors intends to continue its policy of retaining earnings for operations and expansion of the business.

The quarterly high and low sales prices of the Company's Common Stock as quoted by NASDAQ are shown below.

                                            Fiscal Year Ended                           Fiscal Year Ended
                                                  February 1,                               December 30,
                                                     1997                                        1995
                                       ------------------------------------------------------------------------------------
                                            High              Low                     High             Low

     First .................................4 3/4             2 3/4                    8 3/8            6 1/8
     Second ................................6 1/8             3 7/8                    7 1/2            3 3/4
     Third .................................4 1/2             2 7/8                    6 1/8            3 3/4
     Fourth ................................3 3/4             2 1/2                    5 1/2            2 3/4

The high and low sales prices of the Company's Common Stock during the 5-week transition period ended February 3, 1996 were $3.37 and $2.50, respectively.

ITEM 6.          SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company for each of the five fiscal years ended January 2, 1993 through February 1, 1997, including the 5-week Transition Period ended February 3, 1996, resulting from the
Company's change in fiscal year end. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under
Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K.

                                                               Fiscal      Transition
                                                            Year Ended   Period Ended                      Fiscal Year Ended
                                                               Feb. 1,     Feb. 3,       Dec. 30, Dec. 31,  Jan. 1   Jan. 2,
                                                                1997          1996        1995     1994      1994  1993 (a)
                                                              --------     --------     --------  -----     ------ --------
Dollars in thousands except per share amounts

  1 Net sales                                              $ 298,986       15,022    294,692    283,326  234,698   184,149
  2 (Loss) income before taxes and cumulative effect
      of changes in accounting principles                  $  (1,994)      (9,091)    (2,595)     7,138   13,959    10,913
  3 (Loss) income before cumulative effect of  changes
      in accounting principles                             $  (1,267)      (5,634)    (1,304)     4,389    8,724     6,846
  4 Cumulative effect on prior years of changes
      in accounting principles                             $    --         (1,090)     --           --       --        --
  5 Net (loss) income                                      $  (1,267)      (6,724)    (1,304)     4,389    8,724     6,846
  6 Current assets                                         $   61,891      52,517     35,990     31,252   35,336    27,253
  7 Long-term assets                                       $   39,076      41,663     43,374     36,678   28,865    23,465
  8 Total assets                                           $  100,967      94,180     79,364     67,930   64,201    50,718
  9 Current liabilities                                    $   48,722      40,669     18,594     13,035   14,798    10,861
10  Long term debt and note payable                        $    4,868       6,447      6,579        --       --        --
11  Deferred income taxes                                  $      718         818      1,482      1,449    1,166     1,061
12  Other noncurrent liabilities                           $    2,317       1,089        828        372      411       447
13  Shareholders' equity                                   $   44,342      45,157     51,881     53,074   47,826    38,349
14  Total investment                                       $   66,068      62,378     59,554    `53,226   48,158    39,228
15  Stores (closed) opened during the period, net          #      (43)        (13)        60        101       94        81
16  Stores operating at period-end                         #      645         688        701        641      540       446
17  Number of employees                                    #    4,105       4,574      4,841      4,907    4,199     3,723
18  Weighted average common shares (000)                   #   10,401      10,335     10,314     10,525   10,404    10,304
19  Common shares outstanding at period-end (000)          #   10,436      10,335     10,335     10,305   10,221    10,123
20  (Loss) income per common share before cumulative
       effect of changes in accounting principles          $    (0.12)      (0.55)     (0.13)      0.42     0.84      0.66
21  Cumulative effect on prior years per common share
      of changes in accounting principles                  $       --       (0.10)      --           --      --        --
22  Net (loss) income per common share                     $    (0.12)      (0.65)     (0.13)      0.42     0.84      0.66
23  Book value per common share                            $     4.25        4.37       5.02       5.15     4.68      3.79
24  Cash dividends declared per common share               $        0           0          0          0        0         0

    Notes to Summary of Selected Financial Data

    a.  Fiscal year 1992 was a 53-week year, while all other years presented consisted of 52 weeks.

    Line Definitions
    14     Total investment -- Total of all interest-bearing  debt,  capitalized leases, net deferred taxes, and shareholders' equity.
    17     Number of employees -- Number of full and part-time employees at year-end.
    23     Book value per common share -- Book value of shareholders' equity per outstanding common share (line
           13 divided by line 19).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 1996, the Company elected to change its fiscal year end from the Saturday nearest December 31 to the Saturday nearest January 31. This change was made to conform the Company's calendar to the seasonal patterns it experiences, as well as to enhance the comparability of its quarterly and annual results with other retail companies.

For comparability purposes, the Company elected to disclose in Item 8 of this report certain unaudited financial information for the 53-week period ended February 3, 1996 ("proforma fiscal 1995") and for the 52-week period ended January 28, 1995 ("proforma fiscal 1994").

The Company's operating results reflect the change in fiscal year, as well as the impact of certain changes in accounting for merchandise inventories and the adoption of the new accounting standard (SFAS 121) relating to long-lived assets. The cumulative effect of these changes in accounting methods was included in the five-week transition period ended February 3, 1996 ("the Transition Period").

FINANCIAL SUMMARY

The following table sets forth, for the three most recent fiscal years and for the five-week transition period ended February 3, 1996, certain financial statement elements as a percentage of net sales:

                                                                 Fiscal       Transition
                                                                  Year           Period
                                                                 Ended           Ended                  Fiscal Year Ended
                                                                 Feb. 1,         Feb. 3,           Dec. 30,           Dec. 31,
                                                                  1997             1996              1995              1994
                                                               ---------        ----------        -----------      -----------
     PERCENT OF NET SALES:
     Net sales                                                    100.0%           100.0%            100.0%            100.0%
     Cost of goods sold, distribution and
        buying costs                                               64.7%            96.8%             66.3%             66.8%
                                                                --------        ---------          --------         ---------
     Gross margin                                                  35.3%             3.2%             33.7%             33.2%
                                                                --------       ----------          --------         ---------
     Selling, general and administrative expenses                  25.3%            46.3%             24.3%             22.2%
     Store rent and related expenses                                8.6%            13.5%              8.4%              7.1%
     Depreciation and amortization expense                          1.6%             2.7%              1.5%              1.3%
     Interest expense                                               0.6%             1.2%              0.4%              0.1%
                                                               ---------        ---------         ---------        ----------

                                                                   36.0%            63.7%             34.6%             30.7%
     Interest income                                                0.0%             0.0%              0.0%              0.0%
                                                               ---------        ---------         ---------        ----------
     Net expenses                                                  36.0%            63.7%             34.6%             30.7%
                                                                --------         --------          --------         ---------

     (Loss) income before income taxes and
       cumulative effect of changes in accounting
       principles                                                  (0.7)%          (60.5)%            (0.8)%             2.5%
     (Benefit from) provision for income taxes                     (0.2)%          (23.0)%            (0.4)%             1.0%
                                                                 --------         --------        ----------       ----------
     (Loss) income before cumulative effect
       of changes in accounting principles                        (0.4)%           (37.5)%            (0.4)%             1.5%
     Cumulative effect of changes in
       accounting principles, net of income tax
       benefit                                                       --             (7.3)%              --                --
                                                                 -------           -------         ----------       ----------
     Net (loss) income                                            (0.4)%           (44.8)%            (0.4)%             1.5%
                                                                 =======           =======         =========       ==========

     Stores in operation at period-end                             645               688               701               641
                                                                =========          =======       ==========        ==========

FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL 1996) COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 1995 (FISCAL 1995)

Net sales in fiscal 1996 increased 1% to $299.0 million compared to $294.7 million in fiscal 1995. Total net sales for fiscal 1996 compared to the 52-week period ended February 3, 1996 ("adjusted fiscal 1995") increased 2%. This increase in net sales (fiscal 1996 compared to adjusted fiscal 1995) is primarily due to improvements in the fourth quarter, particularly during the last six weeks of fiscal 1996. In fiscal 1996, comparable store sales decreased 3% year-to-date through the third quarter and increased 5% during the fourth quarter, resulting in a comparable store sales decrease of 1% for the year compared to adjusted fiscal 1995. Comparable stores are those stores in operation at least 18 months. Average store sales in fiscal 1996 showed some improvements over adjusted fiscal 1995 but were still less than historically high levels experienced prior to fiscal 1995. Total average store sales in fiscal 1996 compared to adjusted fiscal 1995 were flat on a year-to-date basis through the third quarter and increased 10% in the fourth quarter, resulting in an increase for the full year of 3%.

Sales trends thus far in fiscal 1997 remain encouraging with a comparable store sales increase of 9% for the first two months of the fiscal year compared to last year. Management believes these trends are, in part, due to recent improvements in the women's apparel industry, a new merchandise replenishment system, improved merchandising mix with added focus on merchandise quality, value, sizing and presentation, as well as the favorable weather patterns experienced thus far in the Company's trade area. During the fourth quarter, the Company tested and, beginning in fiscal 1997, launched the implementation of its previously announced strategy to add new categories and styles of merchandise at alternative price points. The Company also tested and executed direct mail advertising campaigns during the second half of fiscal 1996. Advertising expense in fiscal 1997 is not expected to increase materially compared to fiscal 1996. Management believes the new merchandising concept will provide opportunities to improve sales and operating results in fiscal 1997 and strengthen the Company's position in the marketplace.

The Company aggressively closed underperforming stores in fiscal 1996 and the Transition Period and was very focused and selective in its new store site selections during the year. The Company opened 23 stores and closed 66 underperforming stores in fiscal 1996 compared to opening 83 stores and closing 23 underperforming stores in fiscal 1995. The Company closed 13 underperforming stores in the Transition Period. In fiscal 1996, eleven stores were relocated compared to 14 relocations in fiscal 1995. The Company's present plan for fiscal 1997 is to open approximately 65 stores, primarily in existing markets, and relocate approximately 10 stores. Additionally, approximately 30 stores are expected to close in fiscal 1997, a number of stores more consistent with historical averages.

The Company's sales and operating results are seasonal, as is typical in the women's retail apparel industry. Based on the former fiscal calendar (January - December), the Company's sales historically were lowest during the first quarter (January - March) and third quarter (July - September) and highest during the second quarter (April - June) and fourth quarter (October - December). Reduced sales volumes in the first and third quarters coincided with the transition of seasonal merchandise. Therefore, increased levels of markdowns occurred during those transitional periods, and operating expenses, when expressed as a percentage of sales, were typically higher. As discussed above, the Company changed its fiscal year end to conform the fiscal calendar to the seasonal patterns it experiences. As a result, the Company's historical quarterly patterns have changed. Fiscal 1996 and proforma fiscal 1995 produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared to the third quarter (August - October) and fourth quarter (November - January). Management is unable to predict if this trend will continue in the future. Management does believe, however, that the pricing flexibility afforded by the new merchandising strategy should enable the Company to increase its absolute and relative sales performance in the second half of the fiscal year since the Company will be able to offer its customers a greater selection of fall and winter apparel categories.

Gross margin as a percentage of net sales was 35.3% in fiscal 1996 compared to 33.7% in fiscal 1995. For fiscal 1995 and 1994, distribution and merchandise acquisition costs were reclassified as a component of cost of goods sold from selling, general and administrative expenses to conform to the current year presentation. This increase in gross margin as a percentage of net sales primarily resulted from efficiencies in the Company's distribution center and lower levels of markdowns taken due to management's efforts to control inventory levels and flow. Decreases as a percentage of net sales in distribution costs and markdowns were slightly offset by higher buying costs primarily due to additions to the merchandising staff at the Company's home office. Distribution costs in dollars on an average store basis decreased 16% in fiscal 1996 compared to fiscal 1995. This decrease in distribution costs was the result of efficiencies associated with the distribution center's first full year of operation since expansion of the facility and the implementation of a new warehouse management system.

Selling, general and administrative expenses as a percentage of net sales were 25.3% in fiscal 1996 compared to 24.3% in fiscal 1995. When expressed as a percentage of net sales, store operating costs decreased while home office and other expenses increased. Selling, general and administrative expenses in dollars on an average store basis increased 6%. This increase resulted primarily from rolling out a direct mail advertising campaign in the fourth quarter, a one-time charge to record certain post-retirement benefits and recording a greater loss on fixed assets as a result of closing more underperforming stores than in fiscal 1995. Average salaries and wages in the Company's stores increased 1% in fiscal 1996 compared to fiscal 1995. This increase, affecting primarily part-time associates, is largely due to the increase in the Federal Minimum Wage which was effective in October 1996. In September 1997, the second phase of the Federal Minimum Wage increase will take effect. Management estimates the incremental impact of the increases in the Federal Minimum Wage will increase store payroll expense in fiscal 1997 by approximately $900,000.

Store rent expense as a percentage of net sales was 8.6% in fiscal 1996 compared to 8.4% in fiscal 1995. Average store rent expense in dollars increased 3% in fiscal 1996 compared to fiscal 1995 primarily due to the Company's store expansion strategy of increasing the proportion of higher volume stores, and, thus entering more costly sites with higher rents, and the closing of older, underperforming stores which had lower average rent costs. Management anticipates that this trend of increasing average store rents may continue. The Company has approximately 70 existing leases that expire or have initial lease terms containing lessee renewal options which may be exercised during fiscal
1997. Management believes that the Company will not experience a material increase in aggregate store rents as a result of renewal options or negotiating new lease terms for such locations.

Depreciation and amortization expense was 1.6% of net sales in fiscal 1996 compared to 1.5% of net sales in fiscal 1995. This increase in depreciation and amortization expense resulted primarily from the completion of the distribution center expansion late in the second half of fiscal 1995.

The effective income tax rate for fiscal 1996 was 36.5% compared to 49.7% in fiscal 1995. This decrease was primarily due to tax benefits generated in fiscal 1995 that did not recur in fiscal 1996. These tax benefits included the carryback of the Federal Targeted Jobs Tax Credit and the recognition in fiscal 1995 of the deferred income tax asset associated with the remaining net operating loss carryforward generated by the Company's Puerto Rico subsidiary in 1994. Management estimates the Company's effective income tax rate will be approximately 40% in fiscal 1997.

FIVE-WEEK TRANSITION PERIOD ENDED FEBRUARY 3, 1996 COMPARED TO FOUR-WEEK PERIOD ENDED JANUARY 28, 1995 (UNAUDITED - SEE NOTE I)

Net sales for the five-week period ended February 3, 1996 were $15,022,000 compared to $12,173,000 for the four- week period ended January 28, 1995. On an average store basis, net sales decreased 9%. Comparable store sales (adjusted for the calendar shift to compare the five-week period ended February 3, 1996 to the five-week period ended February 4, 1995) decreased 22%. Management believes the decline in sales reflected the continued softness in the women's apparel market experienced throughout fiscal 1995 and the impact of adverse weather conditions incurred nationwide in January 1996.

During January 1996, there were no new stores opened, one store was relocated and 13 stores were closed.

Gross margin was 3.2% in January 1996 compared to a deficiency of 5.7% in January 1995. January 1995 distribution and buying costs were reclassified as a component of cost of goods sold from selling, general and administrative expenses to conform to the current presentation. The improvement in gross margin was principally due to the change in accounting for merchandise inventories discussed below and efficiencies in the Company's distribution center. Like most retailers, the month of January is historically the lowest sales month of the year, both in absolute dollars and on an average store basis, resulting in substantial markdowns to increase sell-off of Fall merchandise.

Selling, general and administrative expenses increased to 46.3% of net sales in January 1996 compared to 41.4% in January 1995. This increase in selling, general and administrative expenses as a percentage of net sales is largely due to the decrease in average store sales. Selling, general and administrative expenses on an average store basis, adjusted for the additional week in January 1996 compared to January 1995, increased 1%, primarily due to an increase in store operations expenses.

Store rent and related expenses decreased to 13.5% of net sales in January 1996 compared to 14.7% of net sales in January 1995. This decrease in store rent and related expenses as a percentage of net sales is due to recording rent expense on a monthly basis in 1996 rather than a weekly basis as in the preceding year. Accordingly, rent expense in January 1996, a five-week operating period, included one calendar month of rent expense.

Depreciation and amortization expense as a percentage of net sales increased to 2.7% in January 1996 compared to 2.4% in January 1995. This increase in depreciation and amortization expense was due to the decrease in average store sales and due to the completion of the expansion of the Company's distribution center late in the second half of fiscal 1995.

Interest expense increased to 1.2% of net sales in January 1996 compared to 0.3% in January 1995 due to the increased level of borrowings under the Company's credit facilities. Borrowing levels increased primarily to fund approximately $9.3 million in capital expenditures for the period February 1995 through January 1996.

The Company's effective tax rate for January 1996 was 38.0%. The Company's effective tax rate for January 1995 was 39.0%.

The Financial Accounting Standards Board ("FASB") issued Statement No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement essentially requires that when the Company commits to closing specific stores and for other stores which may be impaired, the fixed assets for such stores must be written down to estimated fair market value. The Company's adoption of SFAS 121, required for years beginning after December 15, 1995, resulted in a decrease in net fixed assets of approximately $1,630,000 and a charge of approximately $1,397,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

The Company also elected to change certain methods of accounting for merchandise inventories beginning in the Transition Period. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The Company is also capitalizing into inventory certain merchandise acquisition and distribution costs to provide a better matching of revenues and expenses, particularly in interim periods. The effect of the change to the FIFO retail method was to reduce merchandise inventories by approximately $1,207,000, and the effect of capitalizing into inventory certain merchandise acquisition and distribution costs was to increase merchandise inventories by approximately $1,698,000. These changes in accounting for merchandise inventories resulted in a net increase in merchandise inventories of approximately $491,000 and a benefit of approximately $307,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

FISCAL YEAR ENDED DECEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994

Net sales in fiscal 1995 increased 4% to $294.7 million compared to $283.3 million in fiscal 1994. This increase in sales was due to the net addition of 60 stores during the year. Comparable store sales decreased 13% during fiscal 1995. Management believes the decline in comparable store sales in 1995 compared to 1994 was due to the continued softness in the women's apparel market.

The Company opened 83 stores and closed 23 underperforming stores in fiscal 1995 compared to opening 128 stores and closing 27 underperforming stores in fiscal 1994. In fiscal 1995, fourteen stores were relocated compared to 6 relocations in fiscal 1994.

Gross margin as a percentage of net sales increased to 33.7% in fiscal 1995 compared to 33.2% in fiscal 1994. The improvement in gross margin was primarily the result of management's efforts to control inventory levels and flow which resulted in fewer markdowns when expressed as a percentage of net sales and to the completion of the distribution center conversion from hanging merchandise to a flat pack operation. Net sales of apparel and of accessories represented approximately 89% and 11%, respectively, of annual sales in both fiscal 1995 and fiscal 1994.

Selling, general and administrative expenses increased as a percentage of net sales to 24.3% in fiscal 1995 compared to 22.2% in fiscal 1994. This increase in selling, general and administrative expenses, when expressed as a percentage of net sales, was principally due to the 10% reduction in average store sales volumes during fiscal 1995 compared to fiscal 1994. Selling, general and administrative expenses in dollars on an average store basis decreased 2% during fiscal 1995 compared to fiscal 1994 primarily as a result of management's stringent efforts to control costs. Store operations expenses and expenses at the Company's home office in dollars on an average store basis decreased 1% and 6%, respectively.

Store rent expense as a percentage of net sales increased to 8.4% in fiscal 1995 compared to 7.1% in fiscal 1994. This increase was principally due to the lower sales volumes during fiscal 1995 compared to fiscal 1994. Average store rent expense increased 6% in fiscal 1995 compared to fiscal 1994, primarily due to the Company's store expansion strategy of increasing the proportion of higher volume stores, and, thus entering into more costly sites with higher rents, and the closing of older, underperforming stores which had lower average rent costs.

Depreciation and amortization expense increased to 1.5% of net sales in fiscal 1995 from 1.3% of net sales in fiscal 1994. This increase resulted primarily from the completion of the distribution center expansion.

The effective income tax rate for fiscal 1995 was 49.7% compared to 38.5% in fiscal 1994. This increase was primarily due to the tax benefit arising in fiscal 1995 from the carryback of the Federal Targeted Job Tax Credits and the recognition in fiscal 1995 of the deferred income tax asset associated with the remaining net operating loss carryforward generated by the Company's Puerto Rico subsidiary in fiscal 1994.

INFLATION

During its three most recent fiscal years, the Company believes that the impact of inflation has not been material to its financial condition or results of operations. However, the impact of the Federal Minimum Wage increase is expected to negatively impact future results of operations as previously discussed. Occasionally, the Company may experience slight increases in the average purchase price per unit of merchandise; however, such increases also reflect the impact of an increase in the quality of goods purchased in addition to minimal inflationary factors.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion, the related growth in merchandise inventories and the expansion of the home office and distribution center. Until fiscal 1995, these needs were met principally through cash provided by operations and the Company's available line of credit. Beginning in fiscal 1995, additional sources of financing were necessary to fund the Company's liquidity and capital needs. As a result, the Company amended its credit agreement to include a term loan facility. In fiscal 1996, the Company replaced this facility with a new 2-year agreement which, together with cash provided by operations, is expected to meet liquidity and capital needs during the period of the agreement .

In March 1996, the Company entered into the new agreement referenced above with a lender providing a revolving loan facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) and a $7,500,000 term loan facility. The new credit facilities expire in March 1998 and may be extended at the lender's option for an additional year. Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). Availability under the revolving facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At February 1, 1997, when the Company's inventories were building in anticipation of the spring selling season, the Company had approximately $3.7 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time by the lender in response to changes in the composition of the Company's inventory or other business conditions. Commencing July 1996, the term loan is payable in 57 consecutive equal monthly installments plus interest. If the new credit facility is not renewed in March 1998, the outstanding balance under the term loan will be due and payable at that time. Certain fees may be payable by the Company for early termination of the credit agreement.

The new credit agreement contains certain covenants which, among other things, restricts the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibits the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain minimum working capital, exclusive of amounts outstanding under the credit facilities, of $5,000,000. The Company was in compliance with these covenants as of February 1, 1997 and as of the date of this document.

The maximum and average amounts outstanding during fiscal 1996, the Transition Period and fiscal 1995 and amounts outstanding at the end of such periods for both the term loan and revolving credit facility are disclosed in Note B to the Consolidated Financial Statements.

The Company's weighted average interest rate for all borrowings was 7.9%, 8.4% and 8.2% in fiscal 1996, the Transition Period and fiscal 1995, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $12,490,000 and $11,314,000 at February 1, 1997 and February 3, 1996, respectively.

At February 1, 1997, total merchandise inventories increased 22% to $48,371,000 compared to $39,773,000 at February 3, 1996. Merchandise inventories located in the Company's stores increased 8% on a per average store basis due to a higher proportion of spring merchandise in anticipation of improved February and March sales performance. The increase in total merchandise inventories is principally due to an increase in merchandise in- transit to the Company's distribution center from its vendors. In-transit inventories increased compared to last year because of an increase in spring merchandise purchases from foreign suppliers. In fiscal 1996, import purchases (including freight and duty) were 31% of total purchases compared to 20% in fiscal 1995. The level and source of merchandise inventories are subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions. In fiscal 1997, the Company intends to continue this strategy and to purchase merchandise in advance of the selling seasons when advantageous. This strategy may affect the level of total merchandise inventories at the end of each quarter in fiscal 1997, the proportion of domestic versus imported merchandise and the Company's liquidity and working capital needs.

Net cash provided by operating activities for fiscal 1996, 1995 and 1994 was $2,352,000, $3,694,000 and $3,627,000, respectively. The decrease in cash provided by operating activities in fiscal 1996 compared to fiscal 1995 resulted primarily from the Company's net operating losses and an increase in merchandise inventories (which was only partially offset by an increase in accounts payable and other liabilities and the Company's loss on disposal of property and equipment). The loss on disposal of property and equipment in fiscal 1996 was larger than this loss in prior years due to closing more underperforming stores in fiscal 1996.

Net cash used in investing activities for fiscal 1996, 1995 and 1994 was $3,033,000, $11,277,000 and $12,625,000, respectively, primarily for leasehold improvements and equipment for new stores opened in each year, as well as expansions to the distribution center including information systems and hardware in fiscal 1995 and fiscal 1994 and expansion of the home office in fiscal 1994.

Net cash provided by financing activities for fiscal 1996 was $2,834,000, primarily due to replacing the Company's existing credit facilities with a new agreement, the effect of which was to provide $7,500,000 from the new term loan of which $5,500,000 was used to pay off the former term loan. In addition, $1,053,000 was used to pay down the new term loan facility. Net cash provided by financing activities for fiscal 1995 was $7,889,000 primarily due to the issuance of $6,000,000 of long term debt. Net cash provided by financing activities for fiscal 1994 was $820,000, primarily due to the exercise of options with respect to the Company's Common Stock.

During the Transition Period, net cash of $10,536,000 was used in operating activities, due to the operating loss for the period, the increases in merchandise inventories, miscellaneous receivables, prepaid expenses (payment of the subsequent month's store rents) and prepaid income taxes which were partially offset by an increase in accounts payable and other liabilities. Net borrowings under the Company's credit facilities of $10,403,000 during the Transition Period were used to fund the cash requirements incurred during the month.

In fiscal 1997, the Company plans to spend approximately $4.0 million on capital expenditures, most of which will be used to open approximately 65 new stores, to relocate approximately 10 stores and to remodel existing stores. The Company's liquidity requirements in fiscal 1997 and the foreseeable future are expected to be met principally through its existing credit facilities and cash provided by operating activities. If deemed by management to be in the best interest of the Company, additional long term debt, capital leases or other permanent financing may be explored.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 128, "Earnings Per Share," effective for periods ending after December 15, 1997. The new standard requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. If the Company had applied the principles of SFAS 128 for the fiscal year ended February 1, 1997, weighted average shares for basic EPS and diluted EPS would have been 10,400,789, the same as that computed under APB Opinion No. 15, the current EPS accounting standard.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements contained in this document as to future expectations and financial results should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, the general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer expanded categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have audited the accompanying consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiary (the "Company") as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended February 1, 1997, December 30, 1995 and December 31, 1994 and for the one-month period ended February 3, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (d). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 1997 and February 3, 1996, and the results of its operations and its cash flows for the years ended February 1, 1997, December 30, 1995 and December 31, 1994 and for the one-month period ended February 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note J to the financial statements, in the one-month period ended February 3, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 and changed its method of accounting for inventories.


DELOITTE & TOUCHE LLP
Greenville, South Carolina

March 14, 1997

                                 ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS

                                                                                 February 1,         February 3,
                                                                                   1997                 1996
Assets -- Note B
CURRENT ASSETS
   Cash and cash equivalents                                                     $ 2,557,000        $    404,000
   Miscellaneous receivables, net of allowance for
     doubtful accounts of $144,000 (1996) and
     $233,000 (1995)                                                               1,120,000           1,182,000
   Merchandise inventories                                                        48,371,000          39,773,000
   Federal and state income taxes receivable                                       4,237,000           4,674,000
   Prepaid expenses                                                                3,671,000           4,203,000
   Deferred income taxes -- Note D                                                 1,935,000           2,281,000
                                                                             ---------------        ------------
     TOTAL CURRENT ASSETS                                                         61,891,000          52,517,000
PROPERTY AND EQUIPMENT, net -- Note C                                             36,388,000          39,281,000

OTHER ASSETS                                                                       2,688,000           2,382,000
                                                                             ---------------       -------------
                                                                                $100,967,000         $94,180,000
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                              $25,908,000         $22,998,000
   Current portion of long-term debt and note payable
      -- Note B                                                                   16,565,000          11,868,000
   Accrued salaries and wages                                                      1,504,000           1,107,000
   Accrued employee benefits                                                       2,327,000           2,404,000
   Sales tax payable                                                                 775,000             693,000
   Other accrued and sundry liabilities                                            1,643,000           1,599,000
                                                                             ---------------       -------------
     TOTAL CURRENT LIABILITIES                                                    48,722,000          40,669,000
                                                                              --------------        ------------
LONG-TERM DEBT  -- Note B                                                          4,868,000           6,447,000
                                                                             ---------------       -------------
DEFERRED INCOME TAXES -- Note D                                                      718,000             818,000
                                                                            ----------------      --------------
OTHER NONCURRENT LIABILITIES -- Note G                                             2,317,000           1,089,000
                                                                             ---------------       -------------
COMMITMENTS AND CONTINGENCIES -- Note E
SHAREHOLDERS' EQUITY -- Notes B, F and H
   Preferred Stock, par value $0.01 - authorized
      and unissued 500,000 shares
   Common Stock, par value $0.01 - authorized 35,000,000
      shares; issued and outstanding 10,435,531
      (1996) and 10,335,031 (1995) shares                                            104,000             103,000
   Additional paid-in capital                                                     11,453,000          11,002,000
   Retained earnings                                                              32,785,000          34,052,000
                                                                              --------------        ------------
                                                                                  44,342,000          45,157,000
                                                                                $100,967,000         $94,180,000

See notes to consolidated financial statements

                              ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Fiscal         Transition
                                                      Year Ended       Period Ended             Fiscal Year Ended
                                                     February 1,          February 3,    December 30,      December 31,
                                                            1997        1996 - Note I           1995           1994
                                                    ---------------------------------     -----------------------------

NET SALES                                            $298,986,000      $ 15,022,000       $294,692,000       $283,326,000
Cost of goods sold, distribution and buying costs     193,318,000        14,545,000        195,304,000        189,176,000
                                                    --------------    --------------      -------------      ------------
GROSS MARGIN                                          105,668,000           477,000         99,388,000         94,150,000
Selling, general and administrative
   expenses -- Notes C and G                           75,564,000         6,957,000         71,498,000         63,008,000
Store rent and related expenses                        25,566,000         2,030,000         24,810,000         20,210,000
Depreciation and amortization expense                   4,778,000           411,000          4,394,000          3,612,000
Interest expense                                        1,897,000           173,000          1,326,000            271,000
                                                    --------------   ---------------      -------------      ------------
                                                      107,805,000         9,571,000        102,028,000         87,101,000
Interest income                                           143,000             3,000             45,000             89,000
                                                    --------------   ---------------      -------------      ------------

NET EXPENSES                                          107,662,000         9,568,000        101,983,000         87,012,000
                                                    --------------   ---------------      -------------      ------------
(LOSS) INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES                                (1,994,000)       (9,091,000)        (2,595,000)        7,138,000

(Benefit from) provision for income taxes
   -- Note D                                              (727,000)       (3,457,000)        (1,291,000)        2,749,000
                                                    ---------------    --------------     --------------     ------------

(LOSS) INCOME BEFORE CUMULATIVE
   EFFECT OF  CHANGES IN ACCOUNTING
   PRINCIPLES                                           (1,267,000)       (5,634,000)        (1,304,000)        4,389,000

Cumulative effect of changes in accounting
   principles, net of income tax
   benefit of $706,0000 -- Note J                            --           (1,090,000)               --             --
                                                     --------------      ------------     --------------      ------------

NET (LOSS) INCOME                                    $  (1,267,000)      $(6,724,000)      $ (1,304,000)     $  4,389,000
                                                    ===============      ============     ==============     ============

PER COMMON SHARE AMOUNTS
    -- Notes J and L:
 (Loss) income before cumulative effect
   of changes in accounting principles               $       (0.12)      $     (0.55)      $      (0.13)     $       0.42
 Cumulative effect of changes in accounting
   principles,  net of income tax benefit                      --              (0.10)               --               --
                                                     --------------      ------------      ---------------   ------------

NET (LOSS) INCOME PER COMMON SHARE                   $       (0.12)      $     (0.65)      $      (0.13)     $        0.42
                                                     ==============      ============      ===============   =============

Weighted average shares outstanding                     10,400,789        10,335,031         10,313,860         10,524,978
                                                    ===============      ============      ===============   ==============

See notes to consolidated financial statements

                              ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               Additional
                                                   Common Stock             Paid-in         Retained
                                               Shares         Amount         Capital        Earnings         Total
Balance at January 1, 1994                    10,221,498       $102,000    $10,033,000      $37,691,000     $47,826,000
     Stock options exercised                      83,758          1,000        858,000                          859,000
    Net income                                                                                4,389,000       4,389,000
                                              -----------       --------    -----------      -----------     -----------
Balance at December  31, 1994                 10,305,256        103,000     10,891,000       42,080,000      53,074,000
     Stock options exercised                      29,775                       111,000                          111,000
     Net loss                                                                                (1,304,000)     (1,304,000)
                                              ----------        --------    -----------      -----------     ----------
Balance at December 30, 1995                  10,335,031        103,000     11,002,000       40,776,000      51,881,000
     Net loss                                                                                (6,724,000)     (6,724,000)
                                              ----------        --------    -----------      -----------  -------------
Balance at February 3, 1996                   10,335,031        103,000     11,002,000       34,052,000      45,157,000
     Stock options exercised                     100,500          1,000        451,000                          452,000
     Net loss                                                                                (1,267,000)     (1,267,000)
                                              ----------       --------     ----------       -----------   ------------
Balance at February 1, 1997                   10,435,531       $104,000    $11,453,000      $32,785,000     $44,342,000
                                              ==========     ==========    ===========      ============    ===========



See notes to consolidated financial statements

                                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Fiscal     Transition
                                                                  Year Ended      Period Ended           Fiscal Year Ended
                                                                   February 1,    February 3,     December 30,   December 31,
                                                                     1997         1996 - Note I       1995           1994
                                                                   --------------------------------------------------------
OPERATING ACTIVITIES
     Net (loss) income                                             $(1,267,000)    $ (6,724,000)  $ (1,304,000)  $  4,389,000
     Adjustments to reconcile net (loss) income to
          net cash provided by (used in) operating activities:
           Depreciation and amortization                             4,778,000         411,000       4,394,000      3,612,000
           Changes in accounting principles                               --         1,090,000           --              --
           Provision for supplemental post-retirement
                benefits                                               970,000           --              --              --
           Deferred income taxes                                       246,000         (146,000)     (351,000)       (145,000)
           Loss (gain) on disposal of property and equipment         1,261,000          (31,000)      789,000         947,000
           Decrease (increase) in other noncurrent assets              579,000         (161,000)     (522,000)        253,000
           Increase in other noncurrent liabilities                    151,000          271,000       500,000            --
           Changes in operating assets and liabilities:
                Decrease (increase) in miscellaneous
                    receivables and prepaid expenses                   594,000       (2,520,000)      (42,000)       (644,000)
                (Increase) in merchandise inventories               (8,598,000)     (10,321,000)   (2,624,000)     (3,022,000)
                Decrease (increase) in Federal and
                    state income taxes receivable                      437,000       (3,311,000)   (1,292,000)     (2,661,000)
                Increase in accounts payable and other liabilities   3,201,000       10,906,000     4,146,000         898,000
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                        2,352,000      (10,536,000)    3,694,000       3,627,000
                                                                ---------------    -------------    -----------    ----------

INVESTING ACTIVITIES
   Purchases of property and equipment                              (2,674,000)         (80,000)  (10,865,000)    (12,294,000)
   Purchases of other noncurrent assets                               (359,000)         (41,000)     (412,000)      ( 331,000)
                                                                 -------------- -------------------------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                               (3,033,000)        (121,000)  (11,277,000)    (12,625,000)
                                                                 --------------  --------------- -------------    ------------

FINANCING ACTIVITIES
   Net borrowings from revolving credit facility                     2,171,000       10,403,000     2,412,000            --
   Proceeds from long term debt borrowings                           7,500,000             --       6,000,000            --
   Repayment of long term debt                                      (6,553,000)            --        (500,000)           --
   Debt financing costs incurred                                      (698,000)            --         (90,000)           --
   Decrease in amount due to related party                             (38,000)         (10,000)      (44,000)        (39,000)
   Proceeds from exercise of Common Stock options                      452,000             --         111,000         859,000
                                                                  -------------   ---------------  ------------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,834,000       10,393,000      7,889,000        820,000
                                                                  -------------   ---------------  -----------     -----------

INCREASE (DECREASE) IN  CASH
  AND CASH EQUIVALENTS                                               2,153,000         (264,000)      306,000      (8,178,000)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                 404,000          668,000       362,000       8,540,000
                                                               ----------------   ---------------   -----------    ----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                     $   2,557,000    $     404,000  $    668,000    $    362,000
                                                                 ==============   =============  =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                 $   1,777,000  $       244,000   $ 1,117,000    $     298,000
   Income taxes paid                                                    68,000             --         477,000        5,330,000
   Noncash financing activities - capital leases                       237,000             --            --              --

See notes to consolidated financial statements

ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 1, 1997

NOTE A - Operations and Summary of Significant Accounting Policies

Business: One Price Clothing Stores, Inc. and subsidiary (the "Company") operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories. The majority of the stores' core merchandise is offered at the uniform retail price of $7. Beginning in fiscal 1997, the Company will offer an expanded selection of merchandise at higher price points. At February 1, 1997, the Company operated 645 stores in 27 states and Puerto Rico.

Fiscal Year: Beginning in fiscal 1996, the Company's year ends on the Saturday nearest January 31. See Note I. "Fiscal 1996" is the 52-week period ended February 1, 1997; "the Transition Period" is the five-week period ended February 3, 1996; "fiscal 1995" is the 52-week period ended December 30, 1995 and "fiscal 1994" is the 52-week period ended December 31, 1994. Certain disclosures related to the Transition Period were not included in these Notes to Consolidated Financial Statements due to immateriality.

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

Merchandise Inventories: Beginning in January 1996, merchandise inventories are stated at the lower of cost (computed using the first-in, first-out (FIFO) retail method) or market. See Note J.

Depreciation: Depreciation is computed by the straight-line method, based on estimated useful lives of 10 years for land improvements, 33 to 40 years for buildings, 5 to 10 years for leasehold improvements and 3 to 15 years for fixtures and equipment.

Income Taxes: Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements.

Purchased Software: Purchased software is included in other assets and is amortized over its estimated useful life of 5 years using the straight-line method.

Revenue Recognition: Revenues from retail sales are recognized at the time of the sale. An estimate for merchandise returns is recorded in the period that the merchandise is sold.

Store Preopening Costs: Costs associated with the opening of new stores are expensed as incurred.

Store Closing Costs: At the time management commits to close a store and for other stores which may be impaired as determined using the principles of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of," the fixed assets are written down to estimated fair market value and a provision is made for any remaining store lease obligation after closing or penalty, if any, to cancel the lease obligation. See Note J.

Advertising and Promotional Costs: Advertising and promotional costs are expensed when incurred. Such expenses were $987,000, $324,000 and $347,000 in fiscal 1996, 1995 and 1994, respectively.

Net (Loss) Income Per Common Share: Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of Common Stock and dilutive common stock equivalent shares for stock options outstanding, unless antidilutive, during the period. See Notes F and L.

Reclassifications: Certain amounts included in prior periods' financial statements have been reclassified to conform to the fiscal 1996 presentation.

NOTE B -  Credit Facilities

In March 1996, the Company entered into a credit agreement with a new lender, providing a revolving loan facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) and a $7,500,000 term loan facility. The credit facilities expire in March 1998 and may be extended at the lender's option for an additional year. Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). Availability under the revolving facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At February 1, 1997, when the Company's inventories are building in anticipation of the Spring selling season, the Company had approximately $3.7 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time by the lender in response to changes in the composition of the Company's inventory or other business conditions. Commencing July 1996, the term loan is payable in 57 consecutive equal monthly installments plus interest. If the credit facility is not renewed in March 1998, the outstanding balance under the term loan will be due and payable at that time. Certain fees may be payable by the Company for early termination of the credit agreement.

The credit agreement contains certain covenants which, among other things, restricts the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibits the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain minimum working capital, exclusive of amounts outstanding under the credit facilities, of $5,000,000. The Company was in compliance with these covenants as of February 1, 1997.

At February 3, 1996, current obligations totaling $2,947,000 under the former credit agreement were classified as long term, as the Company had the intent and ability to refinance such obligations on a long-term basis.

The maximum and average amounts outstanding during fiscal 1996, the Transition Period and fiscal 1995 and amounts outstanding at the end of such periods for both the term loan and revolving credit facility are presented as follows:

                                                                         Fiscal              Transition                  Fiscal
                                                                    Year Ended             Period Ended                 Year Ended
                                                                     February 1,              February 3,              December 30,
                                                                         1997                     1996                      1995


Revolving Credit Facility:
     Maximum amounts outstanding                                           $19,241,000            $13,281,000            $20,689,000
     Average amounts outstanding                                            10,792,000              7,488,000             13,217,000
     Outstanding at period end                                              14,986,000             12,815,000              2,412,000

Term Loan:
     Maximum amounts outstanding                                             7,500,000              5,500,000              6,000,000
     Average amounts outstanding                                             6,889,000              5,500,000              3,047,000
     Outstanding at period end                                               6,447,000              5,500,000              5,500,000

The Company's weighted average interest rate for all borrowings was 7.9%, 8.4% and 8.2% in fiscal 1996, the Transition Period and fiscal 1995, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $12,490,000 and $11,314,000, at February 1, 1997 and February 3, 1996, respectively.

The  fair  value  of  the  Company's   outstanding  debt  at  February  1,  1997
approximates the carrying value.

NOTE C - Property and Equipment

                                                                                   February 1,            February 3,
                                                                                      1997                    1996
   Land                                                                         $     914,000          $     914,000
   Land improvements                                                                  494,000                494,000
   Building                                                                        16,028,000             16,005,000
   Leasehold improvements                                                          11,392,000             10,702,000
   Fixtures and equipment                                                          29,017,000             29,015,000
                                                                                 -------------          ------------
                                                                                   57,845,000             57,130,000
   Less accumulated depreciation                                                  (21,457,000)           (17,849,000)
                                                                                 -------------          -------------
                                                                                  $36,388,000            $39,281,000
                                                                                  ============           ===========

In accordance with the principles of SFAS 121 (which was adopted on December 31, 1995 - See Note J), the Company evaluates whether assets, largely store lease-hold improvements and fixtures and equipment, may be impaired based on store lease termination and renewal decisions and estimated undiscounted future cash flows of the individual stores. For stores which are determined to be impaired, leasehold improvements are written off and fixtures and equipment are written down based upon management's estimate of recoverability. Such impairment loss for fiscal 1996 was approximately $600,000 and is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

NOTE D - Income Taxes

The (benefit from) provision for income taxes consists of the following:

                                                            Fiscal       Transition
                                                         Year Ended      Period Ended            Fiscal Year Ended
                                                        February 1,      February 3,    December 30,    December 31,
                                                           1997            1996             1995             1994
                                                     ------------------------------------------------------------
    Current:
      Federal                                            $(982,000)     $(2,875,000)    $(1,001,000)     $2,400,000
      State and local                                        1,000         (436,000)        62,000          494,000
      Puerto Rico                                            8,000                --           --              --
    Deferred:
      Federal                                              265,000          (63,000)         (5,000)       (116,000)
      State and local                                     (149,000)         (13,000)       (145,000)        (29,000)
      Puerto Rico                                          130,000          (70,000)       (202,000)          --
                                                        -----------   --------------   -------------     ----------
   Total (benefit from) provision for income taxes       $(727,000)     $(3,457,000)    $(1,291,000)     $2,749,000
                                                         ==========     ============    ============     ==========

Presented below are the elements which comprise deferred income tax assets and liabilities:

                                                                                February 1,             February 3,
                                                                                    1997                 1996
Gross deferred income tax assets:
  Accrued employee benefits deductible
     for tax purposes when paid                                                 $   773,000            $   792,000
  Excess of tax over financial statement
     basis of inventory                                                             923,000              1,060,000
  Accrued retirement benefits deductible
     for tax purposes when paid                                                     502,000                142,000
  Accrued store closing costs deductible
    for tax purposes when paid                                                      634,000                784,000
  State and local net operating loss carryforwards                                  973,000                121,000
  Puerto Rico net operating loss carryforward                                       154,000                284,000
  Miscellaneous                                                                      94,000                302,000
                                                                              --------------          ------------
         Gross deferred income tax assets                                         4,053,000              3,485,000
                                                                                 -----------           -----------

Gross deferred income tax liabilities:
  Excess of financial statement over tax basis
      of property and equipment                                                  (2,422,000)            (1,931,000)
  Miscellaneous                                                                     (60,000)               (91,000)
                                                                              --------------           ------------
       Gross deferred income tax liabilities                                     (2,482,000)            (2,022,000)
                                                                                ------------           ------------
Valuation allowance                                                                (354,000)                --
                                                                               -------------           ------------
Net deferred income tax asset                                                   $ 1,217,000            $ 1,463,000
                                                                                ============           ===========

The net deferred income tax asset is recognized in the accompanying balance sheets as follows:

                                                                                 February 1,           February 3,
                                                                                   1997                  1996
  Current assets                                                                 $1,935,000             $2,281,000
  Noncurrent liabilities                                                           (718,000)              (818,000)
                                                                               -------------           ------------

  Net deferred income tax asset                                                  $1,217,000             $1,463,000
                                                                                 ===========            ==========

At February 1, 1997, the Company had net operating loss and credit carryforwards for state income tax purposes aggregating approximately $973,000 of tax benefit which is available to offset future taxable income through 2011. Management cannot be assured that the deferred income tax asset related to these carryforwards will be fully utilized before expiration. Accordingly, a valuation allowance for $354,000 was provided for this deferred tax asset.

In fiscal 1994, the Company's Puerto Rico subsidiary generated a net operating loss of approximately $696,000 which is available to offset future taxable income in Puerto Rico through 2001. As of February 1, 1997, $395,000 of such net operating loss remains unused and is available to be carried forward. Management believes that scheduled reversals of temporary differences and anticipated future taxable income are sufficient to realize the remaining Puerto Rico net operating loss. Accordingly, no valuation allowance was provided for this deferred tax asset.

A reconciliation of the statutory Federal income tax rate to the annual effective income tax rate follows:

                                                    Fiscal            Transition           Fiscal               Fiscal
                                                    Year Ended       Period Ended        Year Ended           Year Ended
                                                   February 1,       February 3,         December 30,         December 31,
                                                     1997              1996                1995                    1994

      Federal income tax at statutory rate           35.0 %               35.0  %              35.0 %            35.0 %
      State and local income tax, net of Federal
         tax benefit                                  4.6 %                4.2  %               3.2 %             4.5 %
      Puerto Rico net operating loss                     --                 --                  7.8 %             3.4 %
      Tax benefit from carryback of Federal
         Targeted Jobs Tax Credits                       --                 --                  5.9 %               --
      Other, net                                      (3.1)%               (1.2)%             ( 2.2)%            (4.4)%
                                                     -------             --------            --------           -------
                                                      36.5 %              38.0 %               49.7 %            38.5%
                                                     =======             ========            ========           =======

 NOTE E - Leases

The Company leases its stores under operating leases with initial terms of five years with one to two renewal option periods of five years each. The leases generally provide for increased payments resulting from increases in operating costs, common area maintenance costs and property taxes. Substantially all store leases also provide the Company with an option to terminate the agreement without penalty if certain conditions are present. Most of the leases provide contingent or percentage rentals based upon sales volume and others are leased on a month-to-month basis.

In addition, the Company has operating leases for automobiles, trucks, trailers and certain computer and other equipment with one to ten year terms.

Future  minimum  rental  commitments  as of February  1, 1997 for  noncancelable
leases   (including   those  which  may  qualify  for  early   termination)  are
approximately as follows:

                 Fiscal Year                        Stores                 Other                 Total

                    1997                        $18,679,000            $1,436,000         $ 20,115,000
                    1998                         14,471,000             1,210,000           15,681,000
                    1999                         10,979,000               519,000           11,498,000
                    2000                          6,967,000                53,000            7,020,000
                    2001                          4,018,000                22,000            4,040,000
                    Later                        10,591,000                19,000           10,610,000
                                               ------------         -------------        -------------
                    Total                       $65,705,000            $3,259,000         $ 68,964,000
                                                ===========            ==========         ============


Total rental expense for operating leases was as follows:

                                                  Fiscal            Transition          Fiscal             Fiscal
                                              Year Ended          Period Ended        Year Ended      Year Ended
                                               February 1,           February 3,       December 30,   December 31,
                                                    1997                1996              1995              1994

      Minimum rentals                          $22,061,000          $ 1,792,000       $21,686,000       $16,962,000
      Contingent rentals                         5,103,000              331,000         4,739,000         3,836,000
                                             -------------        -------------     -------------     -------------
                                               $27,164,000          $ 2,123,000       $26,425,000       $20,798,000
                                               ===========          ===========       ===========       ===========

The Company's capital leases for certain office equipment and computer software were calculated using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations as of February 1, 1997 were as follows:

      Fiscal Year:
          1997                                                                      $105,000
          1998                                                                       105,000
          1999                                                                        54,000
                                                                                  ----------
      Total minimum obligations                                                      264,000
      Less interest                                                                  (27,000)
                                                                                  -----------
      Present value of net minimum obligations                                       237,000
      Less current portion                                                           (88,000)
                                                                                   ----------
      Long-term obligations at February 1, 1997                                     $149,000
                                                                                   =========

     NOTE F - Employee Benefits

Stock Option Plans: The Company has three stock option plans (the 1991, 1988, and 1987 Plans) which provide for grants to certain officers, directors, and key employees of stock options to purchase shares of Common Stock of the Company. Options granted under the plans expire ten years from the date of grant and, to date, have been granted at prices not less than the fair market value at the date of grant. Effective October 27, 1988, the Board of Directors retired all unissued options under the Company's 1987 Plan. Options canceled subsequent to October 27, 1988 under the 1987 Plan are retired. Options canceled under the 1991 and 1988 Plans are available for reissuance. At February 1, 1997, a total of 304,000 shares of Common Stock were reserved for issuance under the Company's option plans.

      Effective April 1995, the Company adopted the 1995 Director Stock Option Plan which provides for annual grants to non-employee members of the Board of Directors. Such grants are immediately exercisable on the date of grant and expire ten years from the date of grant. At February 1, 1997, 70,000 shares of Common Stock were reserved for issuance under the 1995 Director Stock Option Plan.

      A summary of the activity in the Company's stock option plans for the fiscal year ended February 1,1997, the Transition Period ended February 3, 1996, the fiscal year ended December 30, 1995 and the fiscal year ended December 31, 1994 is presented below.

                                               Fiscal              Transition                          Fiscal              Fiscal
                                                1996                  Period                         1995                    1994
                                        ---------------------------------------------------- -----------------------     ----------
                                                    Weighted                Weighted                        Weighted
                                          Number    Average     Number       Average          Number         Average       Number
                                            of      Exercise     of         Exercise            of          Exercise         of
                                         Shares      Price      Shares        Price           Shares          Price        Shares

Outstanding at beginning of period        588,245    $7.84     561,145       $8.11            550,943         $8.45        601,967
Options granted                           234,250    $3.80      31,500       $3.12            108,000         $6.33         77,250
Options exercised                        (100,500)   $3.92         --          --             (29,775)        $3.59        (83,825)
Options canceled                         (166,150)   $8.04      (4,400)      $8.12            (68,023)        $9.99        (44,449)
                                         ---------             --------                       --------
Outstanding at end of period              555,845    $6.79     588,245       $7.84            561,145         $8.11        550,943
                                        =========             ========                       ========                      =======

Exercisable at end of period              237,015              249,775                        247,175                         --
                                        =========              =======                       ========

Weighted average fair value of
   options granted during the
   period (see below)                                $1.86                   $1.70                            $3.54           --

         The  following  table  summarizes   information   about  stock  options
outstanding at February 1, 1997:

                                                          Options Outstanding                Options Exercisable
                                                               Weighted
                                                 Number         Average         Weighted                      Weighted
                Range of                             of       Remaining          Average      Number           Average
                Exercise                          Shares      Contractual        Exercise       of           Exercise
                   Prices                     Outstanding     Life (Years)        Price       Shares           Price

           $  2.75 to $  3.12                   109,500             9.6        $ 2.86         6,900          $  3.09
           $  3.19 to $  4.12                   103,150             8.7        $ 4.06         9,500          $  3.54
           $  4.50 to $  5.83                    96,795             6.9        $ 5.13        77,295          $  5.04
           $  6.25 to $  8.67                    94,650             6.9        $ 6.95        49,800          $  7.13
           $  9.06 to $12.42                    103,600             6.0        $10.90        73,420          $ 10.85
           $14.00 to $19.00                      48,150             7.3        $15.81        20,100          $ 15.77
                                                --------                                     ------
           $  2.75 to $19.00                    555,845             7.6        $ 6.79        237,015         $  8.07
                                                =======                                      =======

           The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined on the basis of SFAS 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal years presented. The total fair value of stock options granted was estimated at $435,000 and $382,000 for the fiscal years ended February 1, 1997 and December 30, 1995, respectively, based upon the Black-Scholes option pricing model. The following weighted-average assumptions were used in the Black-Scholes option pricing model for stock options granted: risk- free interest rates of approximately 6.0% and 6.5% for fiscal 1996 and 1995, respectively, an expected life of approximately one year from the vest date for fiscal 1996 and 1995 and 65% expected volatility for fiscal 1996 and 1995. The expected life of the stock options granted and the stock price volatility during the expected life of the options were estimated based upon historical experience and management's expectations. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per common share would have been impacted as indicated in the proforma amounts below.


                                                                              Fiscal Year Ended
                                                                February 1,              December 30,
                                                                   1997                       1995
                                                              ------------               ------------
           Net loss                             Actual        $(1,267,000)               $(1,304,000)
                                                              ============               ============
                                                Proforma      $(1,373,000)               $(1,356,000)
                                                              ============               ============
           Net loss per common share            Actual        $     (0.12)               $     (0.13)
                                                              ============               ============
                                                Proforma      $     (0.13)               $     (0.13)
                                                              ============               ============

  Retirement Plan: The Company has a 401(k) and profit-sharing plan, the One Price Clothing Stores, Inc. Retirement Plan (the "Plan"). All employees in the United States who are 21 years of age or older with at least one year of service are eligible to participate in the Plan. Effective January 1995, the Company increased its contribution obligation to 50% of each participant's contribution with a maximum contribution of 2.5% of the participant's base compensation. Prior to January 1995, the Company was obligated under the Plan to make a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1.25% of the participant's base compensation. In addition, the Company may make an annual discretionary
  contribution   on  behalf   of  the   participants;   no  such   discretionary
  contributions have been made by the Company. Employer contributions (approximately $296,000, $292,000 and $132,000 in fiscal 1996, 1995 and 1994, respectively) vest ratably over five years.

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

  NOTE G -  Related Party Transactions

  In fiscal 1996, the Company entered into a deferred compensation agreement with its Chairman of the Board of Directors and Chief Executive Officer. The agreement provides for 120 consecutive monthly payments of $13,750 (including interest) beginning upon the earlier of the date of retirement or death. The estimated present value of the obligation, approximately $970,000, was charged to selling, general and administrative expenses in fiscal 1996 and is included in other noncurrent liabilities at February 1, 1997.

  The Company also has a deferred compensation agreement with a former executive officer who is currently a member of the Company's Board of Directors. The agreement provides for monthly payments aggregating $75,000 annually (including interest) through July 2002.

  The Company paid approximately $64,000, $171,000 and $32,000 in fiscal 1996, 1995 and 1994, respectively, for legal services provided by the law firm of which a Company Director is a member.

  NOTE H - Shareholders' Equity

  In March 1994, the Company declared a 3-for-2 stock split effected in the form of a stock dividend payable April 29, 1994 to shareholders of record as of the close of business on April 15, 1994. Accordingly, Common Stock outstanding, the weighted average number of common and common equivalent shares and per share amounts were retroactively adjusted to give effect to the stock split.

  The Company adopted a Shareholders Rights Plan in November 1994. Each shareholder of record on November 15, 1994 is entitled to one Right for each share of Common Stock held on such date. Each Right entitles the registered holder to purchase from the Company one half share of Common Stock at a specified price. The Rights become exercisable only upon the occurrence of certain conditions set forth in the Shareholders Rights Plan relating to the acquisition of 20% or more of the outstanding shares of Common Stock.

  NOTE I - Change in Fiscal Year End

  Beginning in fiscal 1996, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest January 31. This change was made to conform the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarter and annual results with other retail companies. The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the five- week period ended February 3, 1996 are presented in the financial statements. For comparative purposes, the Condensed Consolidated Statement of Operations (Unaudited) and the Condensed Consolidated Statement of Cash Flows (Unaudited) for the four-week period ended January 28, 1995, are as follows:

  Condensed Consolidated Statement of Operations (Unaudited)

                                                                                             Four-Week Period
                                                                                                Ended January 28,
                                                                                                           1995

  NET SALES                                                                                          $ 12,173,000
  Cost of goods sold, distribution and buying costs                                                    12,861,000
                                                                                                    -------------
                                                                                                         (688,000)

  Selling, general and administrative expenses                                                          5,042,000
  Store rent and related expenses                                                                       1,792,000
  Depreciation and amortization expense                                                                   297,000
  Interest expense                                                                                         34,000
                                                                                                    -------------
                                                                                                        7,165,000
  Interest income                                                                                           3,000
                                                                                                    -------------
  NET EXPENSES                                                                                          7,162,000
                                                                                                    -------------
  LOSS BEFORE BENEFIT FROM INCOME TAXES                                                                (7,850,000)
  Benefit from income taxes                                                                            (3,061,000)
                                                                                                    --------------
  NET LOSS                                                                                          $  (4,789,000)
                                                                                                    ==============

  NET LOSS PER COMMON SHARE                                                                         $       (0.46)
                                                                                                    ==============
  Weighted average common shares outstanding                                                           10,305,738
                                                                                                    ==============


  Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                                 Four-Week Period
                                                                                                Ended  January 28,
                                                                                                     1995
  Net cash used in operating activities                                                             $  (4,864,000)
                                                                                                    --------------
  Net cash used in investing activities - purchases of property and
        equipment                                                                                      (1,664,000)
  Financing activities:
        Net borrowings from revolving credit facility                                                   8,064,000
        Decrease in amount due to related party                                                            (4,000)
        Proceeds from exercise of Common Stock options                                                     11,000
                                                                                                    -------------
               Net cash provided by financing activities                                                8,071,000
                                                                                                    -------------
  Increase in cash and cash equivalents                                                                 1,543,000
  Cash and cash equivalents at beginning of period                                                        362,000
                                                                                                    -------------
  Cash and cash equivalents at end of period                                                        $   1,905,000
                                                                                                    =============

  To aid in comparative analysis, the Company has elected to present the unaudited proforma results of operations for the 12 month period (53 weeks) ended February 3, 1996 and the 12 month period (52 weeks) ended January 28, 1995 below. The unaudited proforma results presented for the year ended January 28, 1995 do not reflect the impact of the changes in accounting principles effective in January 1996.

  Condensed Consolidated Statements of Operations (Unaudited)

                                                                            Proforma                Proforma
                                                                              53 Weeks               52 Weeks
                                                                               Ended                  Ended
                                                                              February 3,           January 28,
                                                                               1996                    1995
                                                                            -------------           -----------
  NET SALES                                                                 $297,541,000              $284,994,000
  Cost of goods sold, distribution and buying costs                          196,987,000               191,490,000
                                                                           --------------            -------------
  GROSS MARGIN                                                               100,554,000                93,504,000
                                                                           --------------           --------------
  Selling, general and administrative expenses                                73,414,000                64,099,000
  Store rent and related expenses                                             25,048,000                20,597,000
  Depreciation and amortization expense                                        4,508,000                 3,665,000
  Interest expense                                                             1,465,000                   302,000
                                                                           --------------           --------------
                                                                             104,435,000                88,663,000
  Interest income                                                                 45,000                    79,000
                                                                           --------------           --------------
  NET EXPENSES                                                               104,390,000                88,584,000
                                                                           --------------            -------------

  (LOSS) INCOME BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF CHANGES IN
      ACCOUNTING PRINCIPLES                                                   (3,836,000)                4,920,000
  (Benefit from) provision for income taxes                                   (1,687,000)                1,840,000
                                                                            --------------           -------------
  (LOSS) INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGES IN ACCOUNTING PRINCIPLES                                      (2,149,000)                3,080,000
  Cumulative effect of changes in accounting principles
     net of income tax benefit of $706,000                                    (1,090,000)                    --
                                                                            --------------          --------------
  NET (LOSS) INCOME                                                         $ (3,239,000)           $    3,080,000
                                                                            ==============          ==============
  PER COMMON SHARE AMOUNTS:
  (Loss) income before cumulative effect
      of changes in accounting principles                                   $      (0.21)            $        0.29
  Cumulative effect of changes in accounting principles,
      net of income tax benefit                                                    (0.10)                      --
                                                                            -------------            --------------
  NET (LOSS) INCOME PER COMMON SHARE                                        $      (0.31)            $        0.29
                                                                            =============            ==============

  Weighted average common shares outstanding                                  10,316,471                10,515,237
                                                                            ============              ============

  NOTE J - Changes in Accounting Principles

  The Financial Accounting Standards Board ("FASB") issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement essentially requires that when the Company commits to closing specific stores and for other stores which may be impaired, the fixed assets for such stores must be written down to estimated fair market value. The Company's adoption of SFAS 121, required for years beginning after December 15, 1995, resulted in a decrease in net fixed assets of approximately $1,630,000 and a charge of approximately $1,397,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

  The Company also elected to change certain methods of accounting for merchandise inventories beginning in the Transition Period. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The Company is also capitalizing into inventory certain merchandise acquisition and distribution costs to provide a better matching of revenues and expenses, particularly in interim periods. The effect of the change to the FIFO retail method was to reduce merchandise inventories by approximately $1,207,000, and the effect of capitalizing into inventory certain merchandise acquisition and distribution costs was to increase merchandise inventories by approximately $1,698,000. These changes in accounting for merchandise inventories resulted in a net increase in merchandise inventories of approximately $491,000 and a benefit of approximately $307,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

  NOTE K -  Quarterly Results (Unaudited)

  The following is a summary of quarterly (13 weeks) operations for the years ended February 1, 1997 and December 30, 1995 (in thousands except per share data). In management's opinion, the unaudited quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown.

                                                                                  1996 Quarters Ended
                                                              May 4,            August 3,       November 2,   February 1,
                                                               1996               1996            1996            1997
         Net sales                                           $76,294            $87,450         $63,899        $71,343
         Gross margin                                         28,727             31,220          21,277         24,444
         Net income (loss)                                     1,237              2,940          (2,763)        (2,681)
         Net income (loss) per common share                     0.12               0.28           (0.26)         (0.26)

                                                                                   1995 Quarters Ended
                                                            April 1,           July 1,      September 30,   December 30,
                                                              1995              1995            1995            1995
                                                             ------------------------------------------------------------

         Net sales                                           $54,639           $86,647         $74,307         $79,099
         Gross margin                                         14,572            32,932          24,437          27,447
         Net (loss) income                                    (5,084)            4,314          (1,135)            601
         Net (loss) income per common share                    (0.49)             0.42           (0.11)           0.06

  Unaudited proforma fiscal 1995 quarterly results (before the cumulative effect of the changes in accounting principles effective in January 1996) are presented below (in thousands except per share data) to reflect the change in fiscal year end. Each quarter consists of 13 weeks except the fourth quarter of 1995 which consists of 14 weeks. Unaudited proforma fiscal 1994 quarterly results are also presented below (in thousands except per share data) to reflect the change in fiscal year. Each quarter of fiscal 1994 consists of 13 weeks.


                                                                             Fiscal 1995 Quarters Ended - Proforma
                                                           April 29,           July 29,     October 28,       February 3,
                                                              1995               1995            1995               1996
                                                           ----------         ----------    ---------------    ---------
         Net sales                                         $67,722            $86,157         $69,451           $74,211
         Gross margin                                       24,727             31,141          22,712            21,974
         Income (loss) before cumulative effect
           of changes in accounting principles                 667              2,936          (2,276)           (3,476)
         Net income (loss) per common share
           before cumulative effect of changes
           in accounting principles                           0.06               0.28           (0.22)            (0.34)

                                                                       Fiscal 1994 Quarters Ended - Proforma
                                                           April 30,           July 30,      October 29,      January 28,
                                                               1994              1994          1994                 1995
                                                           ----------          --------   --------------      ----------
         Net sales                                          $ 69,504            $ 80,898         $ 61,825       $ 72,767
         Gross margin                                         25,849              27,362           19,311         20,982
         Net income (loss)                                     3,885               3,204           (1,904)        (2,105)
         Net income (loss) per common share                     0.37                0.30            (0.18)         (0.20)

  In the above presentation, certain distribution and buying costs were reclassified to cost of sales from selling, general and administrative expenses to enhance comparability to fiscal 1996 operating results.

  NOTE L - Effect of New Accounting Pronouncements

  The FASB issued SFAS 128, "Earnings Per Share," effective for periods ending after December 15, 1997. The new standard requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. If the Company had applied the principles of SFAS 128 for the fiscal year ended February 1, 1997, weighted average shares for basic EPS and diluted EPS would have been 10,400,789, the same as that computed under APB Opinion No. 15, the current EPS accounting standard.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  None

  PART III

  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  On April 1, 1997, the Company filed a report on Form 8-K dated April 1, 1997 to report that Henry D. Jacobs, Jr., the Company's Chairman, President and
  Chief Executive Officer announced his resignation of his positions as President and Chief Executive Officer. He will continue as Chairman of the Board of Directors of the Company. Mr. Larry I. Kelley, formerly President and Chief Executive Officer of Casual Male Big and Tall, a division of J. Baker, Inc., was appointed to the position of President and Chief Executive Officer, effective April 24, 1997.

  The remaining information required under this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held June 4,1997.

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

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners," "Election of Directors" and "Security Ownership of Management" of the Proxy Statement.

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

  PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K

  (a) 1.   Financial Statements
          The following financial statements of One Price Clothing Stores, Inc. are included in Part II, Item 8:

          Independent  Auditors'  Report

          Consolidated Balance  Sheets as of February 1, 1997,  and February 3,
          1996

          Consolidated Statements of Operations for the fiscal year ended February 1, 1997, the Transition Period ended February 3, 1996, and the fiscal years ended December 30, 1995 and December 31, 1994

          Consolidated Statements of Shareholders' Equity for the fiscal year ended February 1, 1997, the Transition Period ended February 3, 1996 and the fiscal years ended December 30, 1995 and December 31, 1994

          Consolidated Statements of Cash Flows for the fiscal year ended February 1, 1997, the Transition Period ended February 3, 1996 and the fiscal years ended December 30, 1995 and December 31, 1994

          Notes to Consolidated Financial Statements

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

  (a) 3.  Exhibits including those incorporated by reference:

 Exhibit
 Number          Description

3(a) Certificate of Incorporation of the Registrant, as amended through April 1987: Incorporated by reference to exhibit of the same number to Registrant's Registration Statement on Form S-1, filed April 10, 1987 (File No. 33-13321) ("the S-1").

3(a)(1)          Certificate of Amendment of Certificate of Incorporation of the
                 Registrant: Incorporated by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 1, 1994 (File No. 0-15385)("the 1993 Form 10-K").

3(b) Restated By-Laws of the Registrant, as of July 22, 1992 and amended as of July 20, 1994 and March 14, 1996. Incorporated by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended December 30, 1995 (File No. 0-15385)("the 1995 Form 10-K").

4(a)             See Exhibits 3(a), 3(a)(1), and 3(b).

4(b)             Specimen of Certificate of the Registrant's Common Stock:
                 Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 23, 1987 (File No. 0-15385).

4(c) Shareholder Rights Agreement by and between the Registrant and Wachovia Bank of North Carolina, N. A. as Rights Agent dated November 3, 1994: Incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed November 10, 1994
                 (File No. 0-15385).

4(d) Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc., as Borrowers dated March 25, 1996: Incorporated by reference to exhibit of same number to the 1995 Form 10-K.

4(e) The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

 Material Contracts -- Executive Compensation Plans and Arrangements:

10(a)* Stock Option Plan of the Registrant dated February 20, 1987 and related forms of Incentive and Non- qualified Stock Option
                 Agreements: Incorporated by reference to Exhibit 10(d) to the S-1.

10(b)* Stock Option Plan of the Registrant dated December 12, 1988 and related forms of Incentive and Non-qualified Stock Option
                 Agreements: Incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-15385) ("the 1988
                 Form 10-K").

10(c)*           One Price Clothing Stores, Inc. 1991 Stock Option Plan:
                 Incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1991 (File No. 0-15385) ("the 1991 Form 10-K").

10(d)*           Summary of Officer Bonus Plan: Incorporated by reference to
                 Exhibit 10 to Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended May 4, 1996
                 (File No. 0-15385) ("the April 1996 Form 10-Q").

10(e)*           Form of Employment Agreement between Registrant and Henry D.
                 Jacobs, Jr.: Incorporated by reference to Exhibit 10(j) to the 1988 Form 10-K.

10(f)* Key man term insurance policy, issued February 20, 1993, on the life of Henry D. Jacobs, Jr.:
                 Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 (File No. 0-15385)("the 1992 Form 10-K").

10(g)* Employment Agreement dated January 16, 1995 and Amendment to Employment Agreement dated January 20, 1997 between the Registrant and Stephen A. Feldman.

10(h)*           Disability Income Policy for the benefit of Henry D. Jacobs,
                 Jr.: Incorporated by reference to Exhibit 10(i) to the 1992 Form 10-K.

10(i)* Agreement dated June 24, 1992 between the Registrant and Raymond S. Waters: Incorporated by reference to Exhibit 10(l) to the 1992 Form 10-K.

10(j)*           Directors' Stock Option Plan effective April 19, 1995:
                 Incorporated by reference to Exhibit 10(m) in to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15385)("the 1994 Form 10-K").

10(k)*           Amendment Number One to One Price Clothing Stores, Inc.
                 Director Stock Option Plan dated March 14, 1996: Incorporated by Reference to Exhibit 10(a) to the April 1996 Form 10-Q.

10(l)*           Employment  Agreement  dated  March 30, 1992 and  Amendment  to
                 Employment   Agreement  dated  February  4,  1997  between  the
                 Registrant and Ronald Swedin.

10(m)*           Employment  Agreement  dated  December  12,  1995  between  the
                 Registrant  and Thomas  Unrine.  Incorporated  by  reference to
                 Exhibit 10(o) to the 1995 Form 10-K.

10(n)*           Agreement dated March 25, 1997 between the Registrant and Henry
                 D. Jacobs, Jr.

10(o)* Employment Agreement dated March 26, 1997 between the Registrant and Larry I. Kelley.

10(p)* Addendum to Employment Agreement dated March 6, 1997 between the Registrant and Henry D. Jacobs, Jr.

 Material Contracts -- Other:    None

11               Statement regarding computation of per share earnings

21               Subsidiaries of the Registrant

23               Consent of Deloitte & Touche LLP

27               Financial Data Schedule (electronic filing only)
 ---------------------------------------

* Denotes a management contract or compensatory plan or agreement.

(b)          Reports on Form 8-K.

             On January 22, 1997, the Company filed a report on Form 8-K dated January 21, 1997 to announce that the Company is expanding its merchandise offering to include other retail price points.

             No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

             On April 1, 1997, the Company filed a report on Form 8-K dated April 1, 1997 to report that Henry D. Jacobs, Jr., the Company's Chairman, President and Chief Executive Officer announced his resignation of his positions as President and Chief Executive Officer. He will continue as Chairman of the Board of Directors of the Company. Mr. Larry I. Kelley, formerly President and Chief Executive Officer of Casual Male Big and Tall, a division of J. Baker, Inc., was appointed to the position of President and Chief Executive Officer, effective April 24, 1997.

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

                                              ONE PRICE CLOTHING STORES, INC.

 Date: April 23, 1997                         /s/ Henry D. Jacobs, Jr.
                                               ------------------------
                                               Henry D. Jacobs, Jr.
                                               Chairman of the Board of Directors

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Date: April 23,  1997                         /s/ Henry D. Jacobs, Jr.
                                               ------------------------
                                               Henry D. Jacobs, Jr.
                                               Chairman of the Board of Directors
                                               (principal executive officer)

 Date: April 23, 1997                          /s/ Stephen A. Feldman
                                               ----------------------
                                               Stephen A. Feldman
                                               Executive Vice President and Chief Financial Officer
                                               (principal financial officer)

 Date: April 23, 1997                          /s/ David F. Bellet
                                               -------------------
                                               David F. Bellet
                                               Director

 Date: April 23, 1997                          /s/ Cynthia R. Cohen
                                               --------------------
                                               Cynthia R. Cohen
                                               Director

 Date: April 23, 1997                          /s/ Charles D. Moseley, Jr.
                                               ---------------------------
                                               Charles D. Moseley, Jr.
                                               Director

 Date: April 23, 1997                          /s/ Laurie M. Shahon
                                               --------------------
                                               Laurie M. Shahon
                                               Director

 Date: April 23, 1997                          /s/ Malcolm L. Sherman
                                               ----------------------
                                               Malcolm L. Sherman
                                               Director

 Date: April 23, 1997                          /s/ James M. Shoemaker, Jr.
                                               ---------------------------
                                               James M. Shoemaker, Jr.
                                               Director

 Date: April 23, 1997                          /s/ Raymond S. Waters
                                               ---------------------
                                               Raymond S. Waters
                                               Director


                                         ONE PRICE CLOTHING STORES, INC.
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         COL. A
                                  COL. B                             COL. C                            COL. D               COL. E

       DESCRIPTION                                                  ADDITIONS
                          Balance at               Charged to                   Charged         Deduction -           Balance
                          Beginning of             Cost &                       to Other-       Describe (1)          at End of
                          Period                   Expenses                     Describe                               Period

  -------------------    ------------------       --------------               -----------     -----------            -------------




  YEAR ENDED
  FEBRUARY 1, 1997

  Allowance for
  doubtful accounts                 $233,000            $685,000                                $774,000               $144,000
                                    ========            ========                                ========               ========

  Valuation allowance
  for deferred income
  tax assets                            --              $354,000                                     --                $354,000
                                                        ========                                                       ========
  TRANSITION
  PERIOD ENDED
  FEBRUARY 3, 1996

  Allowance for
  doubtful accounts                 $205,000            $108,000                                $ 80,000               $233,000
                                    ========            ========                                ========               ========

  YEAR ENDED
  DECEMBER 30, 1995

  Allowance for
  doubtful accounts                 $189,000            $607,000                                $591,000               $205,000
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
                                    ========            ========                                ========               ========





  (1) Write-offs charged against the allowance for returned customer checks

                                                ONE PRICE CLOTHING STORES, INC.
                                                         EXHIBIT INDEX


  Exhibit
  Number     Description

  3(a) Certificate of Incorporation of the Registrant, as amended through April 1987: Incorporated by reference to exhibit of the same number to Registrant's Registration Statement on Form S-1, filed April 10,
             1987 (File No. 33-13321) ("the S-1").

3(a)(1)      Certificate  of Amendment of Certificate  of  Incorporation  of the
             Registrant: Incorporated by reference to exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended
             January 1, 1994 (File No. 0-15385)("the 1993 Form 10-K").

3(b) Restated By-Laws of the Registrant, as of July 22, 1992 and amended as of July 20, 1994 and March 14, 1996. Incorporated by reference to exhibit of the same number to Registrant's Annual Report on Form
             10-K for the year ended  December 30, 1995 (File No.  0-15385)("the
             1995 Form 10-K").

4(a)         See Exhibits 3(a), 3(a)(1), and 3(b).

4(b)         Specimen of Certificate of the Registrant's Common Stock: Incorporated
             by reference to Exhibit 1 to the Registrant's Registration Statement
             on Form 8-A filed with the  Securities  and Exchange  Commission  on
             June 23, 1987 (File No. 0-15385).

4(c) Shareholder Rights Agreement by and between the Registrant and Wachovia Bank of North Carolina, N. A. as Rights Agent dated
             November 3, 1994:  Incorporated by reference to Exhibit 2 to the
             Registrant's Form 8-K filed November 10, 1994 (File No. 0-15385).

4(d)         Loan and  Security  Agreement  by and  between  Congress  Financial
             Corporation  (Southern) as Lender and the  Registrant and One Price
             Clothing of Puerto Rico,  Inc., as Borrowers  dated March 25, 1996:
             Incorporated  by  reference  to exhibit of same  number to the 1995
             Form 10-K.







4(e) The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

 Material Contracts -- Executive Compensation Plans and Arrangements:

10(a)*       Stock  Option Plan of the  Registrant  dated  February 20, 1987 and
             related  forms  of  Incentive  and  Non-  qualified   Stock  Option
             Agreements: Incorporated by reference to Exhibit 10(d) to the S-1.

10(b)*       Stock  Option Plan of the  Registrant  dated  December 12, 1988 and
             related  forms  of  Incentive  and  Non-  qualified   Stock  Option
             Agreements:  Incorporated  by  reference  to  Exhibit  10(a) to the
             Registrant's Annual Report on Form 10-K for the year ended December
             31, 1988 (File No. 0-15385) ("the 1988 Form 10-K").

10(c)*       One Price Clothing Stores, Inc. 1991 Stock Option Plan: Incorporated by reference to Exhibit 10(b) to the
             Registrant's Annual Report on Form 10-K for the year ended December 28, 1991 (File No. 0-15385) ("the
             1991 Form 10-K").

10(d)*       Summary of Officer Bonus Plan: Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996 (File No. 0-15385) ("the April 1996 Form 10-Q").

10(e)*       Form of Employment Agreement between Registrant and Henry D. Jacobs, Jr.: Incorporated by reference to Exhibit 10(j) to the 1988 Form 10-K.

10(f)*       Key man term insurance policy, issued February 20, 1993, on the life of Henry D. Jacobs, Jr.:
             Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 (File No. 0-15385)("the 1992 Form 10-K").

10(g)*       Employment Agreement dated January 16, 1995 and Amendment to Employment Agreement dated
             January 20, 1997 between the Registrant and Stephen A. Feldman.

10(h)*       Disability Income Policy for the benefit of Henry D. Jacobs, Jr.: Incorporated by reference to Exhibit 10(I)
             to the 1992 Form 10-K.

10(i)*       Agreement dated June 24, 1992 between the Registrant and Raymond S. Waters: Incorporated by
             reference to Exhibit 10(l) to the 1992 Form 10-K.

10(j)*       Directors' Stock Option Plan effective April 19, 1995:  Incorporated by reference to Exhibit 10(m) in to
             Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15385)("the
             1994 Form 10-K").

10(k)*       Amendment Number One to One Price Clothing Stores, Inc. Director Stock Option Plan dated March 14,
             1996: Incorporated by Reference to Exhibit 10(a) to the April 1996 Form 10-Q.

10(l)*       Employment   Agreement  dated  March  30,  1992  and  Amendment  to
             Employment  Agreement dated February 4, 1997 between the Registrant and Ronald Swedin.

10(m)* Employment Agreement dated December 12, 1995 between the Registrant and Thomas Unrine. Incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(n)*       Agreement dated March 25, 1997 between the Registrant and Henry D. Jacobs, Jr.

10(o)*       Employment Agreement dated March 26, 1997 between the Registrant and Larry I. Kelley.






10(p)*       Addendum to Employment Agreement dated March 6, 1997 between the Registrant and Henry D. Jacobs,
             Jr.

 Material Contracts -- Other:     None

11           Statement regarding computation of per share earnings

21           Subsidiaries of the Registrant

23           Consent of Deloitte & Touche LLP

27           Financial Data Schedule (electronic filing only)
 ---------------------------------------

* Denotes a management contract or compensatory plan or agreement.

(b)          Reports on Form 8-K.

             On January 22, 1997,  the Company  filed a report on Form 8-K dated
             January 21, 1997 to announce that the Company is expanding its merchandise offering to include other retail price points.

             No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.


             On April 1,  1997,  the  Company  filed a report  on Form 8-K dated
             April 1, 1997 to report that Henry D. Jacobs,  Jr.,  the  Company's
             Chairman, President and Chief Executive Officer announced his resignation of his positions as President and Chief Executive
             Officer. He will continue as Chairman of the Board of Directors of the Company. Mr. Larry I. Kelley, formerly President and Chief
             Executive  Officer of Casual  Male Big and Tall,  a division  of J.
             Baker,  Inc.,  was appointed to the position of President and Chief
             Executive Officer, effective April 24, 1997.

(c)          Exhibits.

             The response to this portion of Item 14 is submitted as a separate section of this report.

(d)          Financial Statement Schedules.

             The response to this portion of Item 14 is submitted as a separate section of this report.
