Form 10-Q
period 1997-06-13
ONE PRICE CLOTHING STORES INC
filed 1997-06-16
CIK 812446

UNITED STATES

                                 SECURITIES AND EXCHANGE COMMISSION

                                              FORM 10-Q

                                      Washington, D. C. 20549

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 3, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           The number of shares of the Registrant's Common Stock outstanding as of June 4, 1997 was 10,435,531.

                                                INDEX
                            ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                  Condensed  consolidated balance sheets - May 3, 1997, February
1, 1997 and May 4, 1996

                  Condensed consolidated statements of income - Three-month period ended May 3, 1997 and May 4, 1996

                  Condensed consolidated statements of cash flows - Three-month period ended May 3, 1997 and May 4, 1996

                  Notes to unaudited condensed consolidated financial statements -- May 3, 1997

                  Independent accountants' report on review of interim financial information

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.  Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                 May 3,           February 1,             May 4,
                                                                                 1997                1997                  1996
                                                                             (Unaudited)               (1)            (Unaudited)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                            $   2,996,000       $    2,557,000       $   1,149,000
      Merchandise inventories                                                 53,839,000           48,371,000          44,407,000
      Federal and state income taxes receivable                                2,929,000            4,237,000           4,405,000
      Deferred income taxes                                                    2,290,000            1,935,000           2,202,000
      Other current assets                                                     5,369,000            4,791,000           5,571,000
      TOTAL CURRENT ASSETS                                                    67,423,000           61,891,000          57,734,000

PROPERTY AND EQUIPMENT, at cost                                               58,305,000           57,608,000          57,148,000
       Less accumulated depreciation                                          22,533,000           21,457,000          18,804,000
                                                                              35,772,000           36,151,000          38,344,000

OTHER ASSETS                                                                   2,949,000            2,925,000           3,024,000
                                                                            $106,144,000         $100,967,000        $ 99.102,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                      $  27,729,000        $  25,908,000        $ 18,268,000
     Current portion of long-term debt and note payable                       15,514,000           16,565,000          17,782,000
     Sundry liabilities                                                        7,977,000            6,249,000           8,110,000
     TOTAL CURRENT LIABILITIES                                                51,220,000           48,722,000          44,160,000

LONG-TERM DEBT                                                                 5,921,000            4,868,000           6,184,000

DEFERRED INCOME TAXES AND
   OTHER NON-CURRENT LIABILITIES                                               3,217,000            3,035,000           2,364,000

SHAREHOLDERS' EQUITY Preferred Stock, par value $0.01  --authorized and unissued
   500,000 shares Common Stock, par value $0.01 --authorized  35,000,000 shares, issued and
     outstanding 10,435,531, 10,435,531 and 10,335,031  shares                   104,000              104,000             103,000
   Additional paid-in capital                                                 11,453,000           11,453,000          11,002,000
   Retained earnings                                                          34,229,000           32,785,000          35,289,000
                                                                              45,786,000           44,342,000          46,394,000
                                                                            $106,144,000         $100,967,000         $99,102,000

  (1)  Derived from audited financial statements

See notes to unaudited condensed consolidated financial statements

CONDENSED  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                          Three-Month Period Ended
                                                                                         May 3,               May 4,
                                                                                          1997                  1996

NET SALES                                                                           $  78,899,000        $ 76,294,000
Cost of goods sold, distribution and buying costs                                      49,370,000          47,567,000
GROSS MARGIN                                                                           29,529,000          28,727,000

Selling, general and administrative expenses                                           19,032,000          18,392,000
Store rent and related expenses                                                         6,297,000           6,548,000
Depreciation and amortization expense                                                   1,223,000           1,189,000
Interest expense                                                                          586,000             561,000
                                                                                       27,138,000          26,690,000
Interest income                                                                            14,000              11,000
NET EXPENSES                                                                           27,124,000          26,679,000

INCOME BEFORE INCOME TAXES                                                              2,405,000           2,048,000
Provision for income taxes                                                                961,000             811,000
NET INCOME                                                                         $    1,444,000        $  1,237,000

Net income per common share - Notes B and D                                        $         0.14        $       0.12

Weighted average common shares outstanding - Note B                                    10,464,462          10,343,946















See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                                  Three-Month Period Ended
                                                                                                    May 3,                May 4,
                                                                                                    1997                  1996
OPERATING ACTIVITIES:
  Net income                                                                                  $  1,444,000          $  1,237,000
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                              1,223,000             1,189,000
      Decrease in other noncurrent assets                                                           36,000               175,000
      Increase in other noncurrent liabilities                                                     235,000                40,000
      Deferred income tax (benefit) provision                                                     (400,000)              508,000
      Loss on disposal of property and equipment                                                   228,000
                                                                                                                         206,000
      Changes in operating assets and liabilities                                              (1,324,000)            (6,974,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                                1,442,000             (3,619,000)

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                            (893,000)              (431,000)
  Purchases of other noncurrent assets                                                           (101,000)               (44,000)
NET CASH USED IN INVESTING ACTIVITIES                                                            (994,000)              (475,000)

FINANCING ACTIVITIES:
  Net borrowings from revolving credit facility                                                   396,000              3,651,000
  Proceeds from long-term debt borrowings                                                               --             7,500,000
  Repayment of long-term debt                                                                    (394,000)            (5,500,000)
  Debt financing costs incurred                                                                         --              (800,000)
  Payment of capital lease obligation                                                             (21,000)                    --
  Increase (decrease) in amount due to related party                                               10,000                (12,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
                                                                                                   (9,000)             4,839,000

INCREASE IN CASH AND CASH EQUIVALENTS                                                              439,000               745,000
Cash and cash equivalents at beginning of period                                                 2,557,000               404,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 2,996,000          $  1,149,000

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                              $    460,000         $     576,000
   Income taxes paid                                                                                45,000                33,000
   Noncash financing activity - capital leases                                                      10,000                   --

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

May 3, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and include the accounts of One Price Clothing Stores, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month period ended May 3, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

NOTE B -- EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of shares under option.

NOTE C - CREDIT FACILITIES

In May 1997, the Company amended its financing arrangements with its lender. The agreement continues to provide a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000). In addition to providing for a two-year extension of the agreement through March 31, 2000, the amendment increased the term loan portion of the agreement by approximately $1,450,000, thereby increasing the balance of the term loan portion of the facility to $7,500,000. Commencing June 1, 1997, the amended term loan is payable in 57 consecutive equal monthly installments plus interest. If the credit facility is not renewed before expiration, the outstanding balance under the term loan will be due and payable at that time. Certain fees may be payable by the Company for early termination of the credit agreement. Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). Availability under the revolving credit facility will fluctuate in accordance with the Company's seasonal variations in inventory levels. At May 3, 1997, the Company had approximately $10.3 million of excess availability under the borrowing base formula (before reflecting the impact of the subsequent amendment of the term loan and utilization of the additional letter of credit facility described below). The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. Based upon the aforementioned amendment, current obligations totaling approximately $1,450,000 at May 3, 1997 under the original credit agreement were classified as long-term.

The Company's credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreements) of $34,000,000 and maintain a minimum working capital, exclusive of amounts outstanding under the credit facilities, of $5,000,000. The Company was in compliance with these covenants at May 3, 1997 and as of the date of this document.

In May 1997, the Company entered into an agreement with a commercial bank which provides for a letter of credit facility of up to $3,000,000. The facility expires at the earlier of June 1998 or termination of the agreement with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains certain restrictive covenants which are substantially the same as those under the Company's primary credit agreement discussed above.

NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 128, "Earnings per Share," effective for periods ending after December 15, 1997. The new standard requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. If the Company had applied the principles of SFAS 128 for the three-month period ended May 3, 1997, basic and diluted EPS would have been the same as reported under APB Opinion No. 15, the current EPS accounting standard.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders of
One Price Clothing Stores, Inc.
Duncan, South Carolina


We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of May 3, 1997 and May 4, 1996 and the related condensed consolidated statements of income and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of One Price Clothing Stores, Inc. and subsidiary as of February 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Greenville, South Carolina

May 29, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter ended May 3, 1997 increased 3% to $78,899,000 compared to $76,294,000 for the quarter ended May 4, 1996. Comparable store sales for the quarter increased 4% and average store sales increased 10% compared to the same quarter last year. The Company considers stores that have been open 18 months or more to be comparable, and there were 608 such stores at May 3, 1997.

Management believes that comparable store sales increases resulted from milder weather, particularly during the first two months of the quarter, and earlier placement of spring merchandise in the stores compared to last year. Average store sales increases were primarily the result of closing older, lower volume stores during fiscal 1996 and higher average sales from stores the Company opened in fiscal 1996 and fiscal 1997. Sales trends since May 3, 1997 have been below expectations. Management believes the recent sales trends are largely due to unseasonably cold and rainy weather throughout most of the Company's trade area.

In fiscal 1997, the Company began implementing its previously announced plans to offer certain categories of merchandise at price points along with its traditional $7 retail price. There was an average of only 77 stores during the quarter with the expanded categories of merchandise. At May 3, 1997, the Company had implemented this concept in approximately 200 stores and plans to complete implementation by the beginning of the third quarter of fiscal 1997. Although initial customer reaction to the expanded price merchandise has been favorable, sales of expanded price merchandise comprised only 2% of total sales for the first quarter of fiscal 1997. Management expects sales of expanded price merchandise to have a greater impact on third and fourth quarter sales compared to sales in the first and second quarters because of the additional categories of merchandise which can be offered during the cooler selling season and due to the increase in number of stores in which expanded price points are implemented.

Ten stores were opened during the first quarter of fiscal 1997 and 7 underperforming stores were closed. At May 3, 1997, the Company operated 648 stores, 35 fewer than at quarter-end last year, in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company expects to open approximately 65 stores, relocate approximately 10 stores and close approximately 30 stores during fiscal 1997.

The Company's sales and operating results are seasonal, as is typical in the women's apparel industry. The Company's sales and operating results have been highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November
- January). Management expects the offering of additional categories of merchandise to have a positive impact on future sales and operating results in the fall selling season.

Gross margin decreased to 37.4% of net sales in the first quarter of fiscal 1997 compared to 37.7% of net sales for the comparable quarter ended May 4, 1996. The decrease in gross margin as a percentage of net sales for the first quarter of fiscal 1997 was primarily due to more aggressive markdowns of spring merchandise compared to the first quarter of fiscal 1996. If current sales trends continue to fall below expectations, incremental markdowns may adversely affect the second quarter.

Selling, general and administrative expenses were 24.1% of net sales in both the first quarter of fiscal 1997 and fiscal 1996. On an average store basis, however, selling, general and administrative expenses increased 9.8% in the first quarter of fiscal 1997 compared to the same period last year. This increase was due to amounts related to equipment rental and personnel costs at the Company's home office to support current and future growth. The Company also incurred additional in-store signage and other store-related costs associated with the implementation of the expanded merchandise offerings. Average salaries and wages in the Company's stores increased primarily as a result of higher average sales per store and, in part, due to the increase in the Federal Minimum Wage which was effective in October 1996. In September 1997, the second phase of the Federal Minimum Wage increase will take effect. Management estimates the incremental impact of the increases in the Federal Minimum Wage will increase store payroll expense in fiscal 1997 by approximately $900,000.

Store rent and related expenses were 8.0% of net sales in the first quarter of fiscal 1997 compared to 8.6% of net sales for the comparable period last year. The decrease in store rent when expressed as a percentage of net sales was due to higher average sales dollars per store experienced in the first quarter of fiscal 1997 compared to the same period last year. On an average store basis, however, store rent and related expenses increased 2% for the first quarter of fiscal 1997 compared to the same quarter last year. This increase in average store rents was due to entering into leases in markets with higher volume potential and, therefore, higher base rent structures, as well as the closing of older, underperforming stores which generally had lower average rent expense. Management believes that the trend of increasing average store rent expense in dollars may continue.

Depreciation and amortization expense was 1.6% of net sales in both the first quarter of fiscal 1997 and fiscal 1996.

The effective tax benefit rate for fiscal 1996 was 36.5%, primarily due to the estimated limitation in utilizing certain state tax carryforwards. The Company's estimated annual effective income tax rate for fiscal 1997 is approximately 40%.


Liquidity and Capital Resources

During the first quarter of fiscal 1997, $1,442,000 was provided by operating activities, primarily due to an increase in the proportion of inventory financed by accounts payable and a decrease in income taxes receivable. During the first quarter of fiscal 1996, $3,619,000 was used in operating activities, primarily due to an increase in inventory and a decrease in accounts payable.

Total merchandise inventories at the end of the first quarter of fiscal 1997 and fiscal 1996 were $53,839,000 and $44,407,000, respectively. Total inventories at February 1, 1997 were $48,371,000. The level and source of inventories are subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions. The above amounts represent total inventory, whether located at the stores, in the distribution center or in-transit. Average inventory in the Company's stores increased approximately 7% to $48,000 per store at the end of the first quarter of fiscal 1997, consistent with management's planned levels, from $45,000 per store at the end of the first quarter of fiscal 1996. Total merchandise inventories at May 3, 1997 increased compared to the same period last year principally due to an increase in short-term packaway goods and overseas purchases of summer and transitional season merchandise which were in-transit to the Company's distribution center.

Total accounts payable and amounts outstanding under the credit facilities, including the long-term portions thereof, were $49,164,000 and $42,234,000 at the end of the first quarter of fiscal 1997 and fiscal 1996, respectively. The increase in accounts payable and amounts outstanding under the credit facilities is due to funding purchases of short-term packaway goods in advance of the selling season and direct importing of foreign merchandise which comprised a larger proportion of total inventory purchases. In comparison, total accounts payable and amounts outstanding under the credit facilities at February 1, 1997 were $47,341,000. The level of accounts payable and amounts outstanding under the credit facilities is subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy, rate of capital expenditures and prevailing business conditions.

During the first quarter of fiscal 1997, net cash of $893,000 was used in investing activities to purchase property and equipment. This consisted principally of costs incurred to open 10 new stores, relocate 3 stores and remodel 18 stores. In fiscal 1997, the Company plans to spend approximately $4.0 million on capital expenditures primarily to fund the fiscal 1997 new store openings, store relocations and remodeling in certain existing stores. During the first quarter of fiscal 1996, $431,000 was used to purchase property and equipment for the 10 new stores and 2 relocated stores opened during the period.

The maximum amounts outstanding under the credit facilities, including the long-term portions thereof, during the first quarter of fiscal 1997 and fiscal 1996 were approximately $24,783,000 and $25,821,000, respectively. The average amounts outstanding under the credit facilities were approximately $21,916,000 during the first quarter of fiscal 1997 and $22,130,000 during the first quarter of fiscal 1996. The weighted average interest rates were 8.2% and 7.9% for the first quarter of fiscal 1997 and fiscal 1996, respectively.

The Company had outstanding documentary letters of credit totaling approximately $9,259,000 at May 3, 1997 compared to $7,965,000 at May 4, 1996. The increase in outstanding letters of credit is due to buying a larger proportion of direct imports of foreign merchandise as a component of total inventory purchases. For the first three months of fiscal 1997, the Company purchased approximately 30% of its merchandise directly from foreign sources compared to approximately 25% for the first three months of fiscal 1996. Management expects this trend to continue in the foreseeable future. This strategy may affect the level of total merchandise inventories during the fiscal year and the Company's liquidity and working capital needs.

In May 1997, the Company amended its financing arrangements with its lender. The agreement continues to provide a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000). In addition to providing for a two-year extension of the agreement through March 31, 2000, the amendment increased the term loan portion of the agreement by approximately $1,450,000, thereby increasing the balance of the term loan portion of the facility to $7,500,000. Commencing June 1, 1997, the amended term loan is payable in 57 consecutive equal monthly installments plus interest. If the credit facility is not renewed before expiration, the outstanding balance under the term loan will be due and payable at that time. Certain fees may be payable by the Company for early termination of the credit agreement. Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). Availability under the revolving credit facility will fluctuate in accordance with the Company's seasonal variations in inventory levels. At May 3, 1997, the Company had approximately $10.3 million of excess availability under the borrowing base formula (before reflecting the impact of the subsequent amendment of the term loan and utilization of the additional letter of credit facility discussed below). The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. Based upon the aforementioned amendment, current obligations totaling approximately $1,450,000 at May 3, 1997 under the original credit agreement were classified as long-term.

The Company's credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreements) of $34,000,000 and maintain a minimum working capital, exclusive of amounts outstanding under the credit facilities, of $5,000,000. The Company was in compliance with these covenants at May 3, 1997 and as of the date of this document.

In May 1997, the Company entered into an agreement with a commercial bank which provides for a letter of credit facility of up to $3,000,000. The facility expires at the earlier of June 1998 or termination of the agreement with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories to be purchased using such letters of credit. The agreement contains certain restrictive covenants which are substantially the same as those under the Company's primary credit facility discussed above.

For the three-month period ended May 3, 1997, $9,000 was used in financing activities. During the first quarter of fiscal 1996, net cash of $4,839,000 was provided by financing activities, principally due to net borrowings under the Company's credit facilities. This level of borrowings was necessary due to a lower level of vendor financing during a period of seasonal increase in merchandise inventories.

Management believes that the Company's liquidity requirements in the foreseeable future will be met principally through the use of its credit facilities and cash provided by operations. If deemed by management to be in the best interest of the Company, additional long-term debt, capital leases or other permanent financing may be considered.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 128, "Earnings per Share," effective for periods ending after December 15, 1997. The new standard requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. If the Company had applied the principles of SFAS 128 for the three-month period ended May 3, 1997, basic and diluted EPS would have been the same as reported under APB Opinion No. 15, the current EPS accounting standard.

Private Securities Litigation Reform Act of 1995

All statements contained in this document as to future expectations and financial results should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, the general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer expanded categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks in light of the Company's increasing purchases of foreign inventory, including potential disruptions and duties, tariffs and quotas on imported merchandise; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company received proxies representing 91.4% of the 10,435,931 shares outstanding and eligible to vote at the Annual Meeting of the Company's shareholders held on June 4, 1997. The following summarizes the votes thereat:

                                                                                                                     Broker
Matter                                               For               Against            Abstentions               Nonvotes

Election of Directors
         Henry D. Jacobs, Jr.                        9,523,487             0                 16,150                      0
         Larry I. Kelley                             9,523,487             0                 16,150                      0
         David F. Bellet                             9,523,337             0                 16,300                      0
         Cynthia R. Cohen                            9,522,337             0                 17,300                      0
         Charles D. Moseley, Jr.                     9,523,337             0                 16,300                      0
         James M. Shoemaker, Jr.                     9,523,307             0                 16,300                      0
         Malcolm L. Sherman                          9,523,157             0                 16,480                      0
         Laurie M. Shahon                            9,523,487             0                 16,150                      0
         Raymond S. Waters                           9,523,487             0                 16,150                      0

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

                  10(a)    Amendment Number One to the Loan and Security Agreement by and between
                           Congress Financial Corporation (Southern) as Lender and the Registrant and One
                           Price Clothing of Puerto Rico, Inc. as Borrowers dated May 16, 1997.

                  10(b)    Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S.
                           Virgin Islands, Inc. as Borrowers dated May 16, 1997.

                  10(c)    Stock Option Agreement dated March 26, 1997 between the Registrant and
                           Larry I. Kelley

                  11       Computation of Per Share Earnings

                  15       Acknowledgment of Deloitte & Touche LLP, Independent Accountants

                  27       Financial Data Schedule (electronic filing only)

              (b)  On April 1, 1997, the Company filed a report on Form 8-K dated April 1, 1997 to report the resignation of Henry D. Jacobs, Jr. as President and Chief Executive Officer and to
                  announce the appointment of Larry I. Kelley as President and Chief Executive Officer as his
                  successor.


SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)



Date:  June 13, 1997                                          /s/ Larry I. Kelley
                                                              Larry I. Kelley
                                                              President and Chief Executive Officer
                                                              (principal executive officer)

Date:  June 13, 1997                                          /s/ Stephen A. Feldman
                                                              Stephen A. Feldman
                                                              Executive Vice President &
                                                              Chief Financial Officer
                                                              (principal financial officer)