Form 10-Q
period 1997-09-10
ONE PRICE CLOTHING STORES INC
filed 1997-09-12
CIK 812446

UNITED STATES

                                            SECURITIES AND EXCHANGE COMMISSION

                                                         FORM 10-Q

                                                  Washington, D. C. 20549

|x|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 2, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of September 5, 1997 was 10,435,531.

                                                           INDEX
                              ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - August 2, 1997,  February 1, 1997 and August 3, 1996

                  Condensed consolidated statements of income - Three-month and six-month periods ended August 2, 1997 and August 3, 1996

                  Condensed consolidated statements of cash flows - Six-month periods ended August 2, 1997 and August 3, 1996

                  Notes to unaudited condensed consolidated financial statements -- August 2, 1997

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiaries

                                                                    August 2,             February 1,             August 3,
                                                                      1997                       1997                 1996
                                                                 (Unaudited)                  (1)               (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                     $    2,691,000       $    2,557,000       $        96,000
    Merchandise inventories                                           43,925,000           48,371,000            37,310,000
    Federal and state income taxes receivable                                 --            4,237,000             2,778,000
    Deferred income taxes                                              2,094,000            1,935,000             1,992,000
    Other current assets                                               5,989,000            4,791,000             5,464,000
    TOTAL CURRENT ASSETS                                              54,699,000           61,891,000            47,640,000

PROPERTY AND EQUIPMENT, at cost                                       58,935,000           57,608,000            57,439,000
    Less accumulated depreciation                                     22,873,000           21,457,000            19,701,000
                                                                     36,062,000            36,151,000            37,738,000

OTHER ASSETS                                                           3,032,000            2,925,000             2,970,000
                                                                   $  93,793,000         $100,967,000          $ 88,348,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                              $  25,232,000        $  25,908,000         $  18,376,000
     Current portion of long-term debt and note payable                  658,000           16,565,000             4,593,000
     Sundry liabilities                                                8,488,000            6,249,000             7,594,000
     TOTAL CURRENT LIABILITIES                                        34,378,000           48,722,000            30,563,000

LONG-TERM DEBT                                                         7,963,000            4,868,000             5,658,000

DEFERRED INCOME TAXES AND OTHER
    NON-CURRENT LIABILITIES                                            3,275,000            3,035,000             2,341,000

SHAREHOLDERS' EQUITY
    Preferred Stock, par value $0.01 -
        authorized and unissued 500,000 shares
    Common Stock, par value $0.01 --
        authorized 35,000,000 shares, issued and
        outstanding 10,435,531 shares (all periods)                      104,000              104,000               104,000
    Additional paid-in capital                                        11,453,000           11,453,000            11,453,000
    Retained earnings                                                 36,620,000           32,785,000            38,229,000
                                                                      48,177,000           44,342,000            49,786,000
                                                                   $  93,793,000         $100,967,000         $  88,348,000

(1)   Derived from audited financial statements

See notes to unaudited condensed consolidated financial statements

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  One Price Clothing Stores, Inc. and Subsidiaries

                                                             Three-Month Period Ended              Six-Month Period Ended
                                                            August 2,         August 3,          August 2,          August 3,
                                                              1997              1996               1997               1996

 NET SALES                                                 $ 86,134,000     $ 87,450,000       $165,033,000       $163,744,000
 Cost of goods sold, distribution
      and buying costs                                       55,027,000       56,230,000        104,397,000        103,797 000
 GROSS MARGIN                                                31,107,000       31,220,000         60,636,000         59,947,000

 Selling, general and administrative
      expenses                                               19,252,000       18,553,000         38,284,000         36,945,000
 Store rent and related expenses                              6,276,000        6,289,000         12,573,000         12,837,000
 Depreciation and amortization
      expense                                                 1,185,000        1,159,000          2,408,000          2,348,000
 Interest expense                                               485,000          437,000          1,071,000            998,000
                                                             27,198,000       26,438,000         54,336,000         53,128,000
 Interest income                                                 26,000           67,000             40,000             78,000
 NET EXPENSES                                                27,172,000       26,371,000         54,296,000      _  53,050,000

 INCOME BEFORE
      INCOME TAXES                                            3,935,000        4,849,000          6,340,000          6,897,000
 Provision for income taxes                                   1,544,000        1,909,000       __ 2,505,000          2,720,000
 NET INCOME                                                 $ 2,391,000      $ 2,940,000       $  3,835,000      $   4,177,000

 Net income per common share -
       Notes B & D                                          $      0.23      $      0.28       $       0.37      $        0.40
                                                            ===========      ===========       ============      =============
 Weighted average common shares
         outstanding - Note B                                10,468,554       10,444,250         10,466,351         10,393,778



 See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                              Six-Month Period Ended
                                                                                   August 2,                     August 3,
                                                                                      1997                         1996


OPERATING ACTIVITIES:
  Net income                                                                   $    3,835,000              $    4,177,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
        Depreciation and amortization                                               2,408,000                   2,348,000
        Decrease in other noncurrent assets                                           255,000                     294,000
        Increase in other noncurrent liabilities                                      330,000                          --
        Deferred income tax (benefit) provision                                      (181,000)                    707,000
        Loss on disposal of property and equipment                                    367,000                     325,000
        Changes in operating assets and liabilities                                 8,735,000                   1,441,000
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                  15,749,000                   9,292,000

INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (2,336,000)                 (1,039,000)
  Purchases of other noncurrent assets                                               (198,000)                   (218,000)
        NET CASH USED IN INVESTING ACTIVITIES                                     (2,534,0000)                 (1,257,000)
                                                                                --------------             ---------------


FINANCING ACTIVITIES:
  Net repayment of revolving credit facility                                      (14,478,000)                  (9,801,000)
  Proceeds from long-term debt borrowings                                           9,572,000                    7,500,000
  Repayment of long-term debt                                                      (7,906,000)                  (5,763,000)
  Debt financing costs incurred                                                      (201,000)                    (710,000)
  Payment of capital lease obligation                                                 (44,000)                         --
  Decrease in amount due to related party                                             (24,000)                     (21,000)
  Proceeds from exercise of Common Stock options                                           --                       452,000
       NET CASH USED IN FINANCING ACTIVITIES                                    _ (13,081,000)                  (8,343,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      134,000                     (308,000)
Cash and cash equivalents at beginning of period                                    2,557,000                      404,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   2,691,000                $      96,000

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                 $     818,000                $     788,000
  Income taxes paid                                                                    54,000                       63,000
  Noncash financing activity - capital leases                                          10,000                           --


See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

August 2, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and include the accounts of One Price Clothing Stores, Inc. and its subsidiaries, all of which are wholly-owned (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For interim reporting, the Company's gross profit is calculated on a current quarterly basis by its inventory management system. Inventories are stated at the lower of cost (using the first-in, first-out (FIFO) retail method) or market.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and six-month periods ended August 2, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

NOTE B -- EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of shares under option. See Note D.

NOTE C - CREDIT FACILITIES

In May 1997, the Company amended its financing arrangements with its primary lender. The agreement provides for a two-year extension through March 2000 and continues to provide a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000). The amendment also increased the term loan portion of the agreement by approximately $1,450,000, thereby bringing the amount of such term loan up to its original $7,500,000. In June 1997, the Company again amended the credit facility to terminate the term loan portion and permit the Company to enter into a mortgage loan agreement with a commercial bank (discussed further below).

Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below) and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). Availability under the revolving credit facility will fluctuate in accordance with the Company's seasonal variations in inventory levels. At August 2, 1997, the Company had outstanding borrowings of $508,000 under the revolving credit facility and approximately $19.2 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain a minimum working capital, exclusive of amounts outstanding under the revolving credit facility, of $5,000,000. The Company was in compliance with these covenants at August 2, 1997 and as of the date of this document.

In May 1997, the Company entered into an agreement with a commercial bank to provide a letter of credit facility of up to $3,000,000. The facility expires at the earlier of June 1998 or termination of the Company's revolving credit facility with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage loan of $8,125,000, secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at August 2, 1997.

NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 128, "Earnings Per Share," effective for periods ending after December 15, 1997. The new standard requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. If the Company had applied the principles of SFAS 128 for the three-month and six-month periods ended August 2, 1997, basic and diluted EPS would have been the same as reported under APB Opinion No. 15, the current EPS accounting standard.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of August 2, 1997 and August 3, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods then ended and the condensed consolidated statement of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of One Price Clothing Stores, Inc. and subsidiary as of February 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Greenville, South Carolina

August 21, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter ended August 2, 1997 decreased 2% to $86,134,000 compared to $87,450,000 for the quarter ended August 3, 1996. During the second quarter of fiscal 1997, the Company operated an average of 22 fewer stores compared to the same period last year. Comparable store sales for the quarter decreased 2% while average store sales increased 2% compared to the same quarter last year. The Company considers stores that have been open 18 months or more to be comparable, and there were 609 such stores at August 2, 1997.

Net sales for the six-month period ended August 2, 1997 increased 1% to $165,033,000 compared to $163,744,000 for the six-month period ended August 3, 1996. During the six-month period ended August 2, 1997, the Company operated an average of 31 fewer stores compared to the same period last year. Comparable store sales for the six-month period increased 1% and average store sales increased 6% compared to the same period last year.

Twelve stores were opened during the second quarter of fiscal 1997, five stores were relocated and eight underperforming stores were closed. At August 2, 1997, the Company operated 652 stores, 11 fewer than at quarter-end last year, in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Management believes that the comparable store sales decrease for the quarter ended August 2, 1997 resulted primarily from slow sales due to the unseasonably cold weather early in the quarter followed by the Company's not aggressively pursuing the opportunistic purchases of summer merchandise which may have aided sales when the weather became warmer later in the quarter. Management believes that the comparable store sales increase for the first six months of fiscal 1997 resulted primarily from earlier placement of spring merchandise in the stores accompanied by milder weather in the first two months of the fiscal year. Average store sales increases in both the three-month and six-month periods were primarily the result of higher average sales from stores opened in fiscal 1996 and fiscal 1997 and the closing of lower volume stores during both periods.

In fiscal 1997, the Company began implementing its previously announced plans to offer certain categories of merchandise at higher, alternative price points along with its traditional $7 retail price. At August 2, 1997, the Company had implemented this concept in all its stores. Management believes that initial customer reaction to the alternative price merchandise has been favorable. Sales of alternative price merchandise comprised approximately 8% of total sales for the first six months of fiscal 1997. In the last four weeks of the second quarter of fiscal 1997, when implementation of the new concept was complete, sales of this higher-priced merchandise comprised 17% of total sales for the same period.

Gross margin increased to 36.1% of net sales in the second quarter of fiscal 1997 compared to 35.7% of net sales in the second quarter of fiscal 1996. For the first six months of fiscal 1997, gross margin increased to 36.7% of net sales compared to 36.6% of net sales for the same period last year. The increase in gross margin as a percentage of net sales for both periods presented was principally due to efficiencies achieved in the Company's distribution center and was partially offset by higher markdowns as a result of lower than planned sales.

Selling, general and administrative ("SG&A") expenses were 22.4% of net sales in the second quarter of fiscal 1997 compared to 21.2% of net sales in the second quarter of fiscal 1996. SG&A expenses were 23.2% of net sales in the first six months of fiscal 1997 compared to 22.6% of net sales for the same period last year. SG&A expenses per average store increased 7.4% in the first quarter of fiscal 1997 and 8.6% in the first six months of fiscal 1997 compared to the same periods last year. These increases were, in part, due to costs associated with replacing open positions in the Company's field operations and corporate staff. Additionally, average salaries and wages in the Company's stores increased as a result of higher average sales per store and due to the increase in the Federal Minimum Wage which took effect in October 1996.

Store rent and related expenses were 7.3% of net sales in the second quarter of fiscal 1997 compared to 7.2% of net sales in the second quarter of fiscal 1996. Store rent and related expenses per average store increased 3% in both the second quarter and first six months of fiscal 1997 compared to the same periods last year. The increase in average store rents was due to entering into leases in markets with higher sales volume potential and, therefore, higher base rent structures, as well as the closing of older, underperforming stores which generally had lower average rent expense. For the first six months of fiscal 1997, store rent and related expenses were 7.6% of net sales compared to 7.8% of net sales in the first six months of fiscal 1996. The decrease in store rent when expressed as a percentage of net sales was due to higher average sales per store experienced in the first six months of fiscal 1997 compared to the same period last year.

Outlook

Sales trends since August 2, 1997 have been below expectations. The Company is aggressively clearing slow-moving merchandise from its stores in order to devote selling space to opportunistic purchases of transitional and fall merchandise. This clearance strategy may result in an increased level of markdowns in the third quarter of fiscal 1997 compared to plan. The Company's sales and operating results are seasonal, as is typical in the women's apparel industry. The Company's sales and operating results have been highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January). Management expects sales of its alternative price merchandise will ultimately have a beneficial impact on sales, especially in the important months of October, November and December. As a result, management anticipates these improved sales volumes, if realized, to leverage expected increases in average store rent and SG&A costs per average store.

Average store rent may increase due to the Company's continuing strategy of entering into leases in markets with higher sales volume potential and, therefore, higher base rent structures. On September 1, 1997, the second phase of the Federal Minimum Wage increase took effect. Management estimates the incremental impact of the increases in the Federal Minimum Wage, including the October 1996 increase, will increase store payroll expense in fiscal 1997 by approximately $900,000, before consideration of the impact on those hourly associates earning in excess of the minimum wage.

The Company expects to open approximately 60 stores, relocate approximately 15 stores and close approximately 25 underperforming stores during fiscal 1997, ending the fiscal year with approximately 680 stores.

Liquidity and Capital Resources

During the first six months of fiscal 1997 and fiscal 1996, net cash provided by operating activities was used primarily to reduce amounts owed by the Company on its revolving credit facility.

Total merchandise inventories at the end of the second quarter of fiscal 1997 increased 18% compared to the end of the second quarter of fiscal 1996. The increase in merchandise inventories was due to higher levels of merchandise in-transit to the Company's distribution center and to higher unit costs associated with alternative price merchandise. Alternative price merchandise comprised 24% (at retail) of the Company's merchandise inventories at August 2, 1997. The level and source of inventories are subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions.

Total accounts payable and amounts outstanding under the credit facilities, including the long-term portions thereof, increased 18% to $33,853,000 at the end of the second quarter of fiscal 1997 from $28,627,000 at the end of the second quarter of fiscal 1996. The increase in accounts payable and amounts outstanding under the credit facilities was principally due to funding the increase in merchandise inventories described above.

For the first six months of fiscal 1997, the Company purchased approximately 25% of its merchandise directly from foreign sources compared to approximately 21% for the first six months of fiscal 1996. During the second quarter of fiscal 1997, the Company began to decrease its levels of foreign purchases compared to the same period last year and sought to increase its opportunistic purchases of merchandise inventory from domestic sources, particularly for alternative price categories. This resulted in outstanding documentary letters of credit totaling approximately $7,235,000 at August 2, 1997 compared to $11,745,000 at August 3, 1996. Management expects to continue to increase its purchases of merchandise from domestic sources, but will pursue purchases of merchandise from foreign sources when it is deemed in the best interest of the Company.

During the first six months of fiscal 1997, net cash of $2,336,000 was used to purchase property and equipment. This consisted principally of costs incurred to open twenty-two new stores, to relocate eight stores and to remodel twenty stores. In fiscal 1997, the Company plans to spend approximately $5 million on capital expenditures, primarily to fund the fiscal 1997 new store openings, store relocations and remodeling of certain existing stores.

In May 1997, the Company amended its financing arrangements with its primary lender. The agreement provides for a two-year extension through March 2000 and continues to provide a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000). The amendment also increased the term loan portion of the agreement by approximately $1,450,000, thereby bringing the amount of such term loan up to its original $7,500,000. In June 1997, the Company again amended the credit facility to terminate the term loan portion and permit the Company to enter into a mortgage loan agreement with a commercial bank (discussed further below).

Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below) and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). Availability under the revolving credit facility will fluctuate in accordance with the Company's seasonal variations in inventory levels. At August 2, 1997, the Company had outstanding borrowings of $508,000 under the revolving credit facility and approximately $19.2 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain a minimum working capital, exclusive of amounts outstanding under the revolving credit facility, of $5,000,000. The Company was in compliance with these covenants at August 2, 1997 and as of the date of this document.

In May 1997, the Company entered into an agreement with a commercial bank to provide a letter of credit facility of up to $3,000,000. The facility expires at the earlier of June 1998 or termination of the Company's revolving credit facility with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage loan of $8,125,000, secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at August 2, 1997.

Management believes that the Company's liquidity requirements in the foreseeable future will be met principally through cash provided by operations and the use of its credit facilities. If deemed by management to be in the best interest of the Company, additional long term debt, capital leases or other permanent financing may be considered.

Effect of New Accounting Pronouncements

The FASB issued SFAS 128, "Earnings Per Share," effective for periods ending after December 15, 1997. The new standard requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. If the Company had applied the principles of SFAS 128 for the three-month and six-month periods ended August 2, 1997, basic and diluted EPS would have been the same as reported under APB Opinion No. 15, the current EPS accounting standard.

Private Securities Litigation Reform Act of 1995

All statements contained in this document as to future expectations, including sales and financial results should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, the general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders

The summary of votes at the Annual  Meeting of the Company's  Shareholders  held
June 4, 1997 are incorporated herein by reference to Item 4 in the Company's quarterly report on Form 10-Q for the quarter ended May 3, 1997 (File No.
0-15385).

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

                  10(a)    Amendment Number One to the Loan and Security Agreement by and between Congress Financial Corporation
                           (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc., as Borrowers dated
                           May 16, 1997:  Incorporated by reference to exhibit of same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 0-15385)("the April 1997 Form 10-Q").

                  10(b)    Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - US Virgin Islands,
                           Inc. as Borrowers dated May 16, 1997:  Incorporated by reference to exhibit of same number in the April
                           1997 Form 10-Q (File No. 0-15385).

                  10(c)    Amendment No. 2 to the Loan and Security Agreement by and between Congress
                           Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of
                           Puerto Rico, Inc. as Borrowers dated June 17, 1997.

                  10(d)    Mortgage and Security  Agreement by and between First
                           Union  National  Bank,  as  Mortgagee  and One  Price
                           Realty, Inc., as Mortgagor dated June 17, 1997.

                  10(e)    Promissory Note by and between First Union National Bank and One Price Realty, Inc.
                           dated June 17, 1997.

                  10(f)    Lease  Agreement  by and between  One Price  Clothing
                           Stores, Inc., as Tenant and One Price Realty, Inc., as Landlord dated June 17, 1997.

                  11       Computation of Per Share Earnings

                  15       Acknowledgment of Deloitte & Touche LLP, Independent Accountants

                  27       Financial Data Schedule (electronic filing only)

              (b) The Company was not required to file any report on Form 8-K for the three-month period ended August 2, 1997.


SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)



Date:  September 10 , 1997                                    /s/ Larry I. Kelley
                                                              Larry I. Kelley
                                                              President and Chief Executive Officer
                                                              (principal executive officer)

Date:  September 10, 1997                                     /s/ Stephen A. Feldman
                                                              Stephen A. Feldman
                                                              Executive Vice President &
                                                              Chief Financial Officer
                                                              (principal financial officer)