Form 10-Q
period 1997-11-01
ONE PRICE CLOTHING STORES INC
filed 1997-12-12
CIK 812446

UNITED STATES

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 1, 1997

                                                        OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                                          Commission file number 0-15385


                               ONE PRICE CLOTHING STORES, INC.
                        (Exact name of registrant as specified in its charter)

               DELAWARE                                                  57-0779028
         State or other jurisdiction of                               (I.R.S. Employer
         Incorporation or organization)                              Identification No.)


         Highway 290, Commerce Park
         1875 East Main Street
          Duncan, South Carolina                                          29334
         (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (864) 433-8888

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of December 5, 1997 was 10,435,531.

                                                         INDEX
                               ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed consolidated balance sheets -- November 1, 1997, February
             1, 1997 and November 2, 1996

             Condensed consolidated statements of operations -- Three-month and nine-month periods ended November 1, 1997 and November 2, 1996

             Condensed consolidated statements of cash flows -- Nine-month periods ended November 1, 1997 and November 2, 1996

             Notes to unaudited condensed consolidated financial statements -- November 1, 1997

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

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiaries

                                                               November 1,          February 1,           November 2,
                                                                   1997                1997                  1996
                                                             -----------------   ------------------    ------------------
                                                               (Unaudited)              (1)               (Unaudited)
Assets
CURRENT ASSETS
   Cash and cash equivalents                               $        2,436,000  $         2,557,000   $           394,000
   Merchandise inventories                                         50,820,000           48,371,000            48,389,000
   Federal and state income taxes receivable                        2,578,000            4,237,000             2,971,000
   Deferred income taxes                                            2,530,000            1,935,000             2,454,000
   Other current assets                                             5,963,000            4,791,000             5,282,000
                                                             -----------------   ------------------    ------------------
   TOTAL CURRENT ASSETS                                            64,327,000           61,891,000            59,490,000
                                                             -----------------   ------------------    ------------------

PROPERTY AND EQUIPMENT, at cost                                    61,009,000           57,608,000            58,058,000
   Less accumulated depreciation                                   23,982,000           21,457,000            20,653,000
                                                             -----------------   ------------------    ------------------
                                                                   37,027,000           36,151,000            37,405,000
                                                             -----------------   ------------------    ------------------

OTHER ASSETS                                                        3,278,000            2,925,000             2,767,000
                                                             -----------------   ------------------    ------------------
                                                           $      104,632,000  $       100,967,000   $        99,662,000
                                                             =================   ==================    ==================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                        $       30,438,000  $        25,908,000   $        24,955,000
   Current portion of long-term debt and note
       payable                                                     12,199,000           16,565,000            12,444,000
   Sundry liabilities                                               7,351,000            6,249,000             7,148,000
                                                             -----------------   ------------------    ------------------
   TOTAL CURRENT LIABILITIES                                       49,988,000           48,722,000            44,547,000
                                                             -----------------   ------------------    ------------------

LONG-TERM DEBT                                                      7,927,000            4,868,000             5,263,000
                                                             -----------------   ------------------    ------------------

DEFERRED INCOME TAXES AND OTHER
   NONCURRENT LIABILITIES                                           3,701,000            3,035,000             2,829,000
                                                             -----------------   ------------------    ------------------

SHAREHOLDERS' EQUITY
   Preferred Stock, par value $0.01, --
     authorized and unissued 500,000 shares
   Common Stock, par value $0.01 --
     authorized 35,000,000 shares, issued and
     outstanding 10,435,531 shares (all periods)                      104,000              104,000               104,000
   Additional paid-in capital                                      11,453,000           11,453,000            11,453,000
   Retained earnings                                               31,459,000           32,785,000            35,466,000
                                                             -----------------   ------------------    ------------------
                                                                   43,016,000           44,342,000            47,023,000
                                                             -----------------   ------------------    ------------------
                                                           $      104,632,000  $       100,967,000   $        99,662,000
                                                             =================   ==================    ==================

(1)  Derived from audited financial statements

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                           Three-Month Period Ended                 Nine-Month Period Ended
                                                      -----------------------------------    ---------------------------------------
                                                        November 1,        November 2,         November 1,            November 2,
                                                           1997               1996                 1997                  1996
                                                      ----------------   ----------------    -----------------      ----------------

NET SALES                                           $     63,845,000         63,899,000    $     228,878,000      $     227,643,000


Cost of goods sold, distribution and buying costs         44,280,000         42,622,000          148,677,000            146,419,000
                                                      ----------------   ----------------    -----------------      ----------------

GROSS MARGIN                                              19,565,000         21,277,000           80,201,000             81,224,000
                                                      ----------------   ----------------    -----------------      ----------------


Selling, general and administrative expenses              19,779,000         17,943,000           58,063,000             54,888,000

Store rent and related expenses                            6,677,000          6,363,000           19,250,000             19,200,000

Depreciation and amortization expense                      1,246,000          1,172,000            3,654,000              3,520,000

Interest expense                                             417,000            390,000            1,488,000              1,388,000
                                                      ----------------   ----------------    -----------------      ----------------
                                                          28,119,000         25,868,000           82,455,000             78,996,000

Interest income                                               23,000             43,000               63,000                121,000
                                                      ----------------   ----------------    -----------------      ----------------

NET EXPENSES                                              28,096,000         25,825,000           82,392,000             78,875,000
                                                      ----------------   ----------------    -----------------      ----------------

(LOSS) INCOME BEFORE INCOME TAXES                         (8,531,000)        (4,548,000)          (2,191,000)             2,349,000

(Benefit from) provision for income taxes                 (3,370,000)        (1,785,000)            (865,000)               935,000
                                                      ----------------   ----------------    -----------------      ----------------

NET (LOSS) INCOME                                   $     (5,161,000)  $     (2,763,000)   $      (1,326,000)     $       1,414,000
                                                      ================   ================    =================      ================


Net (loss) income per common share                  $          (0.49)  $          (0.26)   $           (0.13)     $            0.14
                                                      ================   ================    =================      ================

Weighted average common shares outstanding                10,435,531         10,435,531           10,435,531             10,405,422
                                                      ================   ================    =================      ================



See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                          Nine-Month Period Ended
                                                                                   ---------------------------------------
                                                                                      November 1,          November 2,
                                                                                         1997                 1996
                                                                                   ------------------   ------------------


OPERATING ACTIVITIES:
   Net (loss) income                                                             $       (1,326,000)  $        1,414,000
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization                                                      3,654,000            3,520,000
       Decrease in other noncurrent assets                                                  332,000              483,000
       Increase in other noncurrent liabilities                                             479,000                   --
       Deferred income tax (benefit) provision                                             (419,000)             623,000
       Loss on disposal of property and equipment                                           595,000              672,000
       Changes in operating assets and liabilities                                        3,242,000           (3,479,000)
                                                                                   ------------------   ------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                          6,557,000            3,233,000
                                                                                   ------------------   ------------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (4,628,000)          (2,113,000)
   Purchases of other noncurrent assets                                                    (406,000)            (231,000)
                                                                                   ------------------   ------------------
       NET CASH USED IN INVESTING ACTIVITIES                                             (5,034,000)          (2,344,000)
                                                                                   ------------------   ------------------

FINANCING ACTIVITIES:
   Net repayment of revolving credit facility                                            (2,937,000)          (1,950,000)
   Proceeds from long-term debt borrowings                                                9,572,000            7,500,000
   Repayment of long-term debt                                                           (7,942,000)          (6,158,000)
   Debt financing costs incurred                                                           (234,000)            (710,000)
   Payment of capital lease obligation                                                      (67,000)                 --
   Decrease in amount due to related parties                                                (36,000)             (33,000)
   Proceeds from exercise of Common Stock options                                                --              452,000
                                                                                   ------------------   ------------------
       NET CASH USED IN FINANCING ACTIVITIES                                             (1,644,000)            (899,000)
                                                                                   ------------------   ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (121,000)             (10,000)
Cash and cash equivalents at beginning of period                                          2,557,000              404,000
                                                                                   ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        2,436,000    $         394,000
                                                                                   ==================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                $        1,189,000   $        1,281,000
    Income taxes paid                                                                       894,000               65,000
    Noncash financing activity - capital leases                                             153,000                  --


See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries


November 1, 1997

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and nine-month periods ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

NOTE B -- EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of shares under option. See Note D.

NOTE C -- CREDIT FACILITIES

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

Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below) and bear interest, at the Company's option (subject to certain limitations in the agreement), at the prime rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). Availability under the revolving credit facility will fluctuate in accordance with the Company's seasonal variations in inventory levels. At November 1, 1997, the Company had outstanding borrowings of $12.0 million under the revolving credit facility and approximately $9.4 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000 and maintain a minimum working capital, exclusive of amounts outstanding under the revolving credit facility, of $5,000,000. The Company was in compliance with these covenants at November 1, 1997 and as of the date of this document.

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

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage loan of $8,125,000, secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at November 1, 1997.

NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement No. 128 (SFAS
128), "Earnings Per Share," effective for periods ending after December 15, 1997. The new standard requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. If the Company had applied the principles of SFAS 128 for the three-month and nine-month periods ended November 1, 1997, basic and diluted EPS would have been the same as EPS reported under APB Opinion No. 15, the current EPS accounting standard.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of November 1, 1997 and November 2, 1996, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended and the condensed consolidated statement of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
Charlotte, North Carolina


November 20, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended November 1, 1997 were $63,845,000 compared to $63,899,000 for the quarter ended November 2, 1996. Comparable store sales for the quarter decreased 3% while chain-wide average store sales were flat compared to the same quarter last year. The Company considers stores that have been open 18 months or more to be comparable, and there were 616 such stores at November 1, 1997.

Net sales for the nine-month period ended November 1, 1997 increased 1% to $228,878,000 compared to $227,643,000 for the nine-month period ended November 2, 1996. Comparable store sales for the nine-month period were flat and chain-wide average store sales increased 4% compared to the same period last year.

Twenty-four stores were opened during the third quarter of fiscal 1997, three stores were relocated and two underperforming stores were closed. At November 1, 1997, the Company operated 674 stores, 13 more than at quarter-end last year, in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Management believes that the comparable store sales decrease for the quarter ended November 1, 1997 resulted primarily from entering the third quarter with too much transitional merchandise which was not "fashion-right," necessitating higher clearance markdowns. The comparable store sales decrease also resulted from late receipts of key fall merchandise. The increase in chain-wide average store sales in the nine-month period ended November 1, 1997 was primarily the result of higher average store sales from stores opened in fiscal 1996 and fiscal 1997.

In July 1997, the Company completed the implementation of its previously announced decision to offer certain categories of merchandise at alternative price points along with its traditional $7 retail price. Sales of alternative price merchandise comprised approximately 35% of total sales for the third quarter of fiscal 1997. During the first nine months of fiscal 1997, sales of these categories of merchandise comprised 15% of total sales.

Gross margin was 30.6% of net sales in the third quarter of fiscal 1997 compared to 33.3% of net sales in the third quarter of fiscal 1996. The decrease in gross margin as a percentage of net sales in the third quarter of fiscal 1997 was principally due to higher markdowns as a result of both the lower than planned sales and the clearance of transitional merchandise as discussed above, and to a higher merchandise shrinkage rate compared to the same period last year. For the first nine months of fiscal 1997, gross margin was 35.0% of net sales compared to 35.7% of net sales for the same period last year. The decrease in gross margin as a percentage of net sales in the first nine months of fiscal 1997 was due to higher merchandise markdown and shrinkage rates compared to the same period last year.

Selling, general and administrative ("SG&A") expenses were 31.0% of net sales in the third quarter of fiscal 1997 compared to 28.1% of net sales in the third quarter of fiscal 1996. SG&A expenses were 25.4% of net sales in the first nine months of fiscal 1997 compared to 24.1% of net sales for the same period last year. SG&A expenses per average store increased 10% in the third quarter of fiscal 1997 and 9% in the first nine months of fiscal 1997 compared to the same periods last year. These increases were, in part, due to costs associated with higher average store salaries due to Federal Minimum Wage increases which took effect in October 1996 and September 1997, marketing costs associated with the promotion of the Company's alternative price merchandise and replacing open positions in the Company's field operations and corporate staff.

Store rent and related expenses were 10.5% of net sales in the third quarter of fiscal 1997 compared to 10.0% of net sales in the third quarter of fiscal 1996. Store rent and related expenses per average store increased 5% in the third quarter and increased 3% in the first nine months of fiscal 1997 compared to the same periods last year. The increase in average store rents was due to entering into leases in markets with higher volume potential and, therefore, higher base rent structures, as well as the closing of older, underperforming stores which generally had lower average rent expense. Store rent and related expenses for the first nine months of fiscal 1997 and fiscal 1996 were 8.4% of net sales.

Based upon the impact of the above items, the Company reported a loss of $5,161,000, or ($0.49) per share, in the third quarter of fiscal 1997 compared to a loss of $2,763,000, or ($0.26) per share in the same quarter in fiscal 1996.

Outlook

Although sales since November 1, 1997 have been marginally higher than the same period in fiscal 1996, total sales have continued to fall below Management's expectations. Although Management believes the stores' inventory assortments are appropriately positioned for the Christmas selling season, improved sales results will be largely dependent upon increased traffic in the Company's stores.

On September 1, 1997, the second phase of the Federal Minimum Wage increase took effect. Management estimates the incremental impact of the Federal Minimum Wage increase in October 1996 and September 1997 will increase store payroll expense in fiscal 1997 by approximately $900,000. Average store rent and related expenses may also increase in fiscal 1998 due to the Company's strategy of entering into leases in fiscal 1997 in markets with higher volume potential and, therefore, higher base rent structures.

The Company's sales and operating results are seasonal. The Company's sales and operating results have been highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January). The alternative price merchandise is expected to ultimately have a beneficial impact on total sales.

Management is now appropriately reassessing all aspects of its operations in order to determine the necessary steps to reach its ultimate goal of returning the Company to profitability. The Company has opened the remaining 18 new stores for fiscal 1997 and, in light of current trends, will limit the number of new store openings in the first six months of fiscal 1998 to those for which the Company is contractually obligated. At the end of the Christmas selling season, management plans to reevaluate the performance of all its stores with the goal of aggressively closing underperforming stores. Through more aggressive cost reductions and through realization of improved sales volumes, management expects to better leverage SG&A expenses and store rent and related expenses in fiscal 1998.

Liquidity and Capital Resources

During the first nine months of fiscal 1997 and fiscal 1996, net cash provided by operating activities was used primarily to purchase property and equipment and to reduce amounts owed by the Company on its revolving credit facility.

Total merchandise inventories at the end of the third quarter of fiscal 1997 increased 5% compared to the end of the third quarter of fiscal 1996. This increase in merchandise inventories was primarily due to operating more stores than at quarter-end last year and to increasing inventories in anticipation of opening 18 stores in the fourth quarter of fiscal 1997 and in anticipation of higher sales in the Christmas selling season. The level and source of inventories is subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions.

Total accounts payable and amounts outstanding under the credit facilities, including the long-term portions thereof, increased 19% at the end of the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The increase in accounts payable was principally due to increased purchases of domestic merchandise. The increase in amounts outstanding under the credit facilities was due to funding a larger portion of the operational and capital needs of the business.

Beginning in the second quarter of fiscal 1997, the Company began to decrease its levels of foreign purchases compared to the same period last year and sought to increase its opportunistic purchases of merchandise inventory from domestic sources, particularly for alternative price categories. As a result, the level of outstanding documentary letters of credit decreased to $8.6 million at November 1, 1997 compared to $17.6 million at November 2, 1996. Management expects to continue to pursue opportunistic domestic purchases of merchandise, but will purchase merchandise from foreign sources when it is deemed in the best interest of the Company.

During the first nine months of fiscal 1997, $4,628,000 was used to purchase property and equipment. This consisted principally of costs incurred to open new stores, and to relocate and remodel stores. Capital expenditures in fiscal 1998 will be principally for new store systems, the limited number of new store openings, remodeled stores and relocated stores.

The Company's amended financing agreement provides for a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) through March 2000. Borrowings under the credit agreement are collateralized by all inventories owned by the Company during the term of the agreement. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory (as defined in the agreement). Availability under the revolving credit facility will fluctuate in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. Additionally, the Company must maintain a minimum adjusted net worth (as defined in the agreements) of $34,000,000 and maintain a minimum working capital, exclusive of amounts outstanding under the revolving credit facility, of $5,000,000. The Company was in compliance with these covenants at November 1, 1997.

Management believes that the Company's liquidity requirements in the foreseeable future will be met principally through cash provided by operations and the use of its credit facilities. If deemed by management to be in the best interest of the Company, additional long term debt, capital leases or other permanent financing may be considered.

Effect of New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement No. 128 (SFAS
128), "Earnings per Share," effective for periods ending after December 15, 1997. The new standard requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. If the Company had applied the principles of SFAS 128 for the three-month and nine-month periods ended November 1, 1997, basic and diluted EPS would have been the same as EPS reported under APB Opinion No. 15, the current EPS accounting standard.

Private Securities Litigation Reform Act of 1995

All statements contained in this document as to future expectations and financial results, including, but not limited to, statements containing the words "believe," "anticipates," "expects," and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, the general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

             None

Item 2.      Changes in Securities

             None

Item 3.      Defaults Upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security Holders

             None

Item 5.      Other Information

             Effective December 10, 1997, David F. Bellet resigned his position as a member of the Board of Directors of the Company for personal reasons and without disagreement with the Company regarding the Company's operations, policies or procedures.

Item 6.      Exhibits and Reports on Form 8-K

             (a)    The following exhibits are included herein:

                   10    Employment Agreement dated November 10, 1997 between the Registrant and A. J. Nepa

                   11    Computation of Per Share Earnings

                   15    Acknowledgment of Deloitte & Touche LLP, Independent Accountants

                   27    Financial Data Schedule (electronic filing only)

             (b) The Company was not required to file any report on Form 8-K for the three-month period ended November 1, 1997.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:        December 12, 1997                             /s/ Larry I. Kelley
                                                           -------------------
                                                           Larry I. Kelley
                                                           President and Chief Executive Officer
                                                           (principal executive officer)

Date:        December 12, 1997                             /s/ Stephen A. Feldman
                                                           ----------------------
                                                           Stephen A. Feldman
                                                           Executive Vice President and
                                                           Chief Financial Officer
                                                           (principal financial officer)