Form 10-K
period 1998-01-31
ONE PRICE CLOTHING STORES INC
filed 1998-05-01
CIK 812446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
|x| Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act
    of 1934 (No Fee Required)For the fiscal year ended January 31, 1998
                                       OR
| | Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act of 1934 (No Fee Required)For the transition period from

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 17, 1998: Common Stock, $0.01 Par Value - $13,871,245

The number of shares outstanding of the issuer's classes of common stock as of April 17, 1998: Common Stock, $0.01 Par Value - 10,435,531 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with respect to the annual shareholders meeting to be held June 10, 1998 are incorporated by reference into
Part III.

PART I

ITEM 1.     BUSINESS

General

One Price Clothing Stores, Inc. (the "Registrant" or the "Company") operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories. During fiscal 1997, the Company expanded its merchandise offerings to include additional categories and styles of merchandise to be sold at price points other than its previous uniform $7 price point. This merchandise mix expansion was designed to meet customer demand for items that the Company could not profitably offer for sale at a retail price of $7. The Company purchases merchandise at heavily discounted prices in large quantities from a broad mix of manufacturers, jobbers, importers and other suppliers. The Company is able to acquire such merchandise at heavily discounted prices because of imbalances between supply and demand, order cancellation and vendor needs for liquidity. The Company is able to take advantage of these circumstances because of its willingness to purchase large quantities and odd lots and to buy goods later in the season than many other retailers. This purchasing strategy allows the Company to obtain a price advantage and to react quickly to seasonal fashion preferences and weather conditions affecting consumer spending. It is the Company's policy to offer only first quality apparel; the Company does not purchase "seconds" or irregular merchandise from its suppliers.

Company History and Organization

The Company opened its first store in August 1984. On February 9, 1994, a wholly-owned subsidiary of the Company, One Price Clothing of Puerto Rico, Inc., was incorporated in Puerto Rico. It commenced operations on May 28, 1994. On January 31, 1997, a wholly-owned subsidiary of the Company, One Price Clothing -- U.S. Virgin Islands, Inc. was incorporated in the U. S. Virgin Islands. It commenced operations on March 20, 1997. On June 11, 1997, a wholly-owned subsidiary, One Price Realty, Inc. was incorporated in South Carolina, to hold title to the Company's Home Office and Distribution Center facilities in Duncan, South Carolina. As used herein, unless the context otherwise indicates, the "Company" refers to One Price Clothing Stores, Inc., a Delaware corporation, to its immediate predecessor, a South Carolina corporation of the same name, to the South Carolina corporation's predecessor, a North Carolina corporation organized in 1984 under the name J. K. Apparel, Inc. to One Price Clothing of Puerto Rico, Inc., to One Price Clothing - U.S. Virgin Islands, Inc. and to One Price Realty, Inc.

Industry Segments

The Company operates in only one industry segment. All of the Company's assets and significant revenues and pre-tax earnings relate to retail sales of women's and children's apparel and accessories to the general public through Company-operated stores. Other than operations in Puerto Rico and the U.S. Virgin Islands, the Company had no operations outside the continental United States at the end of fiscal 1997 and no export sales. Reference is hereby made to the financial statements included in Part II for information about the Company's assets, net sales and profitability.

Operations

The Company operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories. Prior to fiscal 1997, this merchandise was offered at the uniform retail price of $7. The Company currently offers most of its merchandise at or below $7 and offers certain additional categories and styles prices higher than $7 when such merchandise is clearly desired by the Company's customers. Such higher priced merchandise is offered primarily at $10. A limited number of items will be priced at $12 and $15. This expansion of merchandise categories at prices higher than $7 is referred to within the Company as its "Expanded Price Program" or "EPP."

The Company registered the trademark "One Price" with the United States Patent and Trademark Office in June 1990 for a ten-year period with the option to renew upon expiration. The Company intends to apply for renewal for this trademark. This trademark was accorded incontestable status by the United States Patent and Trademark Office. The Company considers the "One Price" trademark to be valuable and significant to the conduct of its business. The Company registered "One Price" and "Un Solo Precio" in Mexico in June, 1993. Management has decided to forego use of these marks at this time in Mexico which may result in the lapsing of such registration in Mexico. The Company has been notified of approval to register "One Price" and "One Price Plus" in Canada. Management has decided to forego use of these trademarks in Canada at this time, which may result in lapsing of the applications in Canada. The Company has registered "Ropa a un Precio" in the United States and is using this trademark in those stores with Spanish-speaking customers.

The One Price Store. The Company's typical store has approximately 3,300 square feet, of which approximately 2,450 square feet is devoted to selling space. The Company's current strategy is to open stores larger than this average and expects to continue the trend. All of the Company's stores are located in leased facilities with convenient access to adequate parking or public transportation. At January 31, 1998, approximately 80% of the Company's stores were located in strip shopping centers and the remaining stores were located in central business districts or malls. The Company does not franchise its stores.

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

The Company's store operations department is headed by a Senior Vice President of Stores who is assisted by regional and district sales managers. Each regional sales manager is responsible for approximately 8 districts. Each district sales manager is responsible for approximately 11 stores and visits each store in his or her district on a regular or as-needed basis to provide assistance in promoting sales, training, store layout and merchandise presentation, and to monitor adherence to the Company's operational and management policies.

Store Locations and Expansion. At January 31, 1998, the Company operated 660 stores in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company opened 64 stores, relocated 13 stores and closed 49 underperforming stores in fiscal 1997. The Company will limit the number of new store openings in fiscal 1998 to those for which the Company is contractually obligated. The Company will close the remainder of the 75 underperforming stores originally identified in its restructuring plan described in Items 7 and 8 of this document. Approximately 30 such underperforming stores were closed during January 1998. The Company will also limit the number of stores it relocates in fiscal 1998.

Purchasing. The Company's practice is to offer value to its customers by selling desirable, first quality women's and children's apparel and accessories at considerably lower prices than generally would be available from department stores and other specialty retailers. The Company purchases its merchandise at heavily discounted prices and on favorable terms from manufacturers, jobbers, importers and other vendors.

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

During fiscal 1997, the Company purchased merchandise from approximately 750 vendors, including manufacturers, jobbers, importers and other vendors. No vendor accounted for more than 10% of the Company's total purchases for the fiscal year. The number of vendors in any particular fiscal year fluctuates due to the Company's opportunistic buying strategy.

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

Corporate Offices and Distribution Center. The Company's Corporate Offices and Distribution Center are located in Duncan, South Carolina. With the exception of functions performed by certain merchandise buyers (including those based in the Company's New York City office), regional directors of real estate, district and regional sales managers, loss prevention investigators and field audit personnel and certain administrative functions performed in Puerto Rico, substantially all purchasing, accounting and other administrative functions are centralized at the Corporate Offices.

Merchandising. The Company's merchandising strategy emphasizes contemporary and in-season apparel for juniors, misses, large-sized women and children. The Company's target customers are value and fashion-conscious women, primarily in lower and middle-income brackets. The Company offers only first quality merchandise and emphasizes the value of its merchandise compared to similar merchandise sold elsewhere at higher prices. Women's apparel sold by the Company includes contemporary sportswear such as knit tops, pants, blouses, shirts, skirts, sweaters, jackets and shorts. In addition, the Company sells other types of merchandise such as dresses, swimsuits, lingerie and other related items. The Company also offers selected accessories such as scarves, socks, belts, handbags, jewelry and fragrances, in addition to apparel. Accessory sales as a percentage of net sales were 12%in both fiscal 1997 and 1996 and 11% in fiscal 1995, respectively. Sales of children's clothing as a percentage of net sales were 8% in both fiscal 1997 and 1996 and 9% in fiscal 1995, respectively. In fiscal 1997, the Company began offering additional categories of merchandise such as jeans, silk jogging sets, sweaters and heavier jackets at price points other than its previous uniform $7 retail price point. In addition, the Company adjusted its base prices in Puerto Rico and the U.S. Virgin Islands to $8. Also, the base price for plus-sized apparel in the United States was adjusted upward to $8.

Inventory Monitoring. The Company's management information systems, featuring point-of-sale cash registers and a computerized inventory management system, permit management to review each store's sales and inventory on a daily and a weekly basis, thereby enabling the Company to tailor its purchasing strategies and merchandise shipments to stores based on customer demand.

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

Seasonality

The Company's sales and operating results are seasonal. Based on the former fiscal calendar (January - December), the Company's sales historically were lowest during the first quarter (January - March) and third quarter (July - September) and highest during the second quarter (April - June) and fourth quarter (October - December). Reduced sales volumes in the first and third quarters coincided with the transition of seasonal merchandise. Therefore, increased levels of markdowns occurred during those transitional periods, and operating expenses, when expressed as a percentage of sales, were typically higher. As discussed above, the Company changed its fiscal year end to conform the fiscal calendar to the seasonal patterns it experiences. As a result, the Company's historical quarterly patterns have changed. The 1997 and 1996 fiscal years and proforma fiscal 1995 produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared to the third quarter (August - October) and fourth quarter (November - January). Management is unable to predict if this trend will continue in the future. However, management is developing merchandise strategies that should increase sales volume in the third and fourth quarters.

Working Capital Requirements

The Company's revolving credit facility, which provides up to $37,500,000 of borrowing capacity (including a letter of credit sub-facility of up to $25,000,000), expires in March 2001. Borrowings under the facility are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below). During fiscal 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank of $8,125,000 secured by the land, building, fixtures and improvements located at the Company's Duncan, South Carolina Corporate Office and Distribution Center. Also during fiscal 1997, the Company entered into an agreement with a commercial bank to provide an additional letter of credit facility of up to $3,000,000. This agreement was recently amended to extend the term of the agreement through June 1999. These lending agreements contain certain covenants and terms described in Items 7 and 8 of this report.

Merchandise inventories are typically purchased on credit or, for certain merchandise inventories from foreign suppliers, by the use of letters of credit. All such purchases are paid in United States dollars; thus, the Company is not subject to foreign currency risks. As a result of the Company's opportunistic buying strategy and to ensure that an adequate supply of merchandise is available for shipment to its stores, the Company may, at times, invest a significant amount of its working capital in merchandise inventories.

Revenues from retail sales are recognized at the time of the sale. The Company accepts cash; checks and certain major credit cards. All stores offer a liberal exchange and return policy. A reserve for estimated merchandise returns is recorded in the period that the merchandise is sold.

Customers

No material part of the business of the Company is dependent upon a single customer or a few customers.

Competition

The women's retail apparel industry is highly competitive. In order to compete effectively, the Company is dependent upon its ability to purchase merchandise at substantial discounts. The Company competes with department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are owned by large national or regional chains with substantially greater resources than the Company. There can be no assurance that other retailers with substantially greater financial resources than the Company will not adopt a purchasing and marketing concept similar to that of the Company. Management believes that the primary competitive factors in the retail apparel industry are price, quality, fashion content, variety of merchandise, good site selection and low cost of operation. The Company believes that it is well positioned in all of these areas to compete in its markets.

Environmental Factors

The Company is not aware of any federal, state or local environmental regulations that will materially affect its operations or competitive position or require material capital expenditures. The Company cannot predict, however, the impact of possible future legislation or regulation on its operations.

Employees

At January 31, 1998, the Company had approximately 4,300 employees, of which approximately 49% were full-time employees. The Company, like other retailers, experiences a high turnover rate of full-time and part-time store employees but has generally not experienced difficulties in hiring qualified personnel. None of the Company's employees are covered by a collective bargaining agreement, and management believes that the Company's relationship with its employees is good.

Private Securities Litigation Reform Act of 1995

All  statements  contained  in this  Annual  Report  on Form  10-K as to  future expectations and financial results including, but not limited to, statements containing the words "believe," "anticipates," "expects," and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in fiscal 1998 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, the general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; and other factors that may be described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2.     PROPERTIES

The Company leases all of its store locations. At January 31, 1998, the Company had 660 stores operating in 27 states, the District of Columbia, Puerto Rico and the U. S. Virgin Islands. The Company leases its stores under operating leases generally with initial terms of five to ten years and with one to two renewal option periods of five years each. The leases typically contain kickout provisions based on that store's annual sales volume and/or the shopping center's occupancy. The leases generally provide for increased rents resulting from increases in operating costs and property taxes. Certain of the leases provide contingent or percentage rentals based upon sales volume, and other stores are leased on a month-to-month basis. To date, the Company has not experienced difficulty in obtaining leases for suitable locations for its stores on satisfactory terms. Approximately 80 existing store leases expire or have initial lease terms containing lessee renewal options, which may be exercised during fiscal 1998. Management believes that the Company will not experience a significant increase in lease expense as a result of exercising renewal options or negotiating additional lease terms for such locations. The following is a list of store locations as of January 31, 1998:

                                                                                                              NUMBER OF
    STATE                                                                                                      STORES
    Alabama................................................................................................      14
    Arizona ..................................................................................................   11
    Arkansas .................................................................................................    5
    California ...............................................................................................   65
    Florida ..................................................................................................   64
    Georgia ..................................................................................................   37
    Illinois .................................................................................................   32
    Indiana ..................................................................................................   10
    Kansas ...................................................................................................    3
    Kentucky .................................................................................................    8
    Louisiana ................................................................................................   18
    Maryland .................................................................................................   17
    Michigan .................................................................................................   17
    Mississippi ..............................................................................................   12
    Missouri .................................................................................................   18
    North Carolina ...........................................................................................   36
    New Jersey ...............................................................................................    8
    New Mexico ...............................................................................................    7
    New York .................................................................................................   14
    Ohio .....................................................................................................   21
    Oklahoma .................................................................................................    8
    Pennsylvania .............................................................................................   25
    Puerto Rico ..............................................................................................   30
    South Carolina ...........................................................................................   33
    Tennessee ................................................................................................   24
    Texas ....................................................................................................   92
    U.S. Virgin Islands ......................................................................................    2
    Virginia .................................................................................................   21
    Washington, DC ...........................................................................................    2
    Wisconsin ................................................................................................    6
    TOTAL STORES..............................................................................................  660

The Company's Corporate Offices and Distribution Center are located in Duncan, South Carolina on approximately 82 acres which are owned by the Company. In fiscal 1993, the Company completed a 28,000 square foot expansion of its Corporate Offices. During fiscal 1995, the Company expanded the Distribution Center by approximately 90,000 square feet. These expansions increased the total size of the Corporate Offices and Distribution Center to approximately 500,000 square feet. The Company's Distribution Center should be able to support the Company's growth over the next several years. The Company's borrowings under its mortgage loan facility are secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement other than the land, building, fixtures and improvements collateralizing the mortgage loan.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS

The Company's common stock is traded under the symbol ONPR in the National Market System of NASDAQ. As of April 17, 1998, there were approximately 400 shareholders of record.

The Company has never paid cash dividends since its inception. The Company's credit agreement contains covenants which, among other things, prohibit the Company from paying dividends. Currently, the Board of Directors intends to continue its policy of retaining earnings for operations, debt repayment and expansion of the business.

The quarterly high and low sales prices of the Company's Common Stock as quoted by NASDAQ are shown below.

                                                          Fiscal Year Ended                        Fiscal Year Ended
                                                               January 31,                               February 1,
                                                                 1998                                       1997
                                                        ---------------------------          --------------------------
                                                        High               Low               High                 Low

     First ........................................     4 1/2              3 1/8             4 3/4                2 3/4
     Second ...................................         4 7/8              3 5/16            6 1/8                3 7/8
     Third ......................................       3 5/8              3                 4 1/2                2 7/8
     Fourth ....................................        3 1/8              1 1/8             3 3/4                2 1/2

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company for each of the five fiscal years ended January 1, 1994 through January 31, 1998, including the 5-week period ended February 3, 1996 ("the Transition Period"), resulting from the Company's change in fiscal year end. The selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under
Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K.

                                                                            Transition
                                                   Fiscal Year Ended   Period Ended      Fiscal Year Ended
                                                  January    February    February 3,   December     December    January 1,
                                                     31,         1,                       30,          31,
                                                     1998       1997        1996         1995         1994         1994
                                                  ---------------------- ------------ ------------ ------------------------
    Dollars in thousands except per share
    amounts

  1 Net sales                                   $    302,285    298,986       15,022      294,692      283,326     234,698
  2 Restructuring charge                        $      2,265         --           --           --           --          --
  3 (Loss) income before income taxes and
    cumulative effect of changes in accounting
    principles                                  $    (13,493)    (1,994)      (9,091)      (2,595)        7,138      13,959
  4 (Loss) income before cumulative effect of
    changes in accounting principles            $    (11,320)    (1,267)      (5,634)      (1,304)        4,389       8,724
  5 Cumulative effect on prior years of changes
     in accounting principles                   $         --         --       (1,090)          --            --          --
  6 Net  (loss) income                          $    (11,320)    (1,267)      (6,724)      (1,304)        4,389       8,724
  7 Current assets                              $     48,331     61,891       52,517       35,990        31,252      35,336
  8 Long-term assets                            $     39,781     39,076       41,663       43,374        36,678      28,865
  9 Total assets                                $     88,112    100,967       94,180       79,364        67,930      64,201
 10 Current liabilities                         $     44,080     48,722       40,669       18,594        13,035      14,798
 11 Long-term debt                              $      7,915      4,868        6,447        6,579            --          --
 12 Deferred income taxes                       $         --        718          818        1,482         1,449       1,166
 13 Other noncurrent liabilities                $      3,095      2,317        1,089          828           372         411
 14 Shareholders' equity                        $     33,022     44,342       45,157       51,881        53,074      47,826
 15 Stores opened (closed) during the period,   #
    net                                                   15        (43)         (13)          60           101          94
 16 Stores operating at period-end              #        660        645          688          701           641         540
 17 Number of employees                         #      4,269      4,105        4,574        4,841         4,907       4,199
 18 Weighted average common shares (000) -
     diluted                                    #     10,436     10,401       10,335       10,314        10,527      10,484
 19 Common shares outstanding at period-end
     (000)                                      #     10,436     10,436       10,335       10,335        10,305      10,221
 20 Diluted (loss) income per common share
     before cumulative effect of changes in
     accounting principles                             (1.08)     (0.12)       (0.55)      (0.13)          0.42        0.83
 21 Cumulative effect on prior years per common
    share of changes in accounting principles   $         --         --        (0.10)          --            --         --
 22 Diluted net (loss) income per common share  $      (1.08)     (0.12)       (0.65)      (0.13)          0.42        0.83
 23 Cash dividends declared per common share    $         --         --           --           --            --          --


    Notes to Selected Financial Data

    Line Definitions
   17 Number of employees -- Number of full and part-time employees at year-end.

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

For comparability purposes, the Company elected to disclose in Item 8 of this report certain unaudited financial information for the 53-week period ended February 3, 1996 ("proforma fiscal 1995").

The Company's operating results reflect the change in fiscal year, as well as the impact of certain changes in accounting for merchandise inventories and the adoption of the accounting standard (SFAS 121) relating to long-lived assets. The cumulative effect of these changes in accounting methods was included in the Transition Period.

FINANCIAL SUMMARY

The following table sets forth, for the three most recent fiscal years and for the Transition Period, certain financial statement elements expressed as a percentage of net sales:

                                                                                                 Transition           Fiscal
                                                                      Fiscal Year                  Period              Year
                                                                           Ended                   Ended              Ended
                                                                 Jan. 31,        Feb. 1,           Feb. 3,           Dec. 30,
                                                                  1998           1997               1996               1995
                                                               -----------    ---------          ----------         ---------
     PERCENT OF NET SALES:
     Net sales                                                    100.0%           100.0%            100.0%            100.0%
     Cost of goods sold, distribution and
        buying costs                                               66.8%            64.7%             96.8%             66.3%
                                                                 -------         --------          --------           -------
     Gross margin                                                  33.2%            35.3%              3.2%             33.7%
                                                                 -------         --------          --------           -------
     Selling, general and administrative expenses                  25.8%            25.3%             46.3%             24.3%
     Restructuring charge                                           0.7%               --                --                --
     Store rent and related expenses                                8.7%             8.6%             13.5%              8.4%
     Depreciation and amortization expense                          1.7%             1.6%              2.7%              1.5%
     Interest expense, net                                          0.7%             0.6%              1.2%              0.4%
                                                                 -------         --------          --------          --------
     Net expenses                                                  37.6%            36.0%             63.7%             34.6%
                                                                 -------         --------          --------          --------
     Loss before income taxes and
       cumulative effect of changes in accounting
       principles                                                  (4.4)%           (0.7)%           (60.5)%           (0.8)%
     Benefit from income taxes                                     (0.7)%           (0.3)%           (23.0)%           (0.4)%
                                                                 --------          -------           -------         --------
     Loss before cumulative effect
       of changes in accounting principles                         (3.7)%           (0.4)%           (37.5)%           (0.4)%
     Cumulative effect of changes in
       accounting principles, net of income tax
       benefit                                                        --              --              (7.3)%              --
                                                                 --------          -------           -------         --------
     Net loss                                                      (3.7)%           (0.4)%           (44.8)%           (0.4)%
                                                                 =======           =======           =======         ========

     Stores in operation at period-end                              660              645               688               701
                                                                 =======           =======           =======          =======


FISCAL YEAR ENDED JANUARY 31, 1998 (FISCAL 1997) COMPARED TO FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL 1996)

Net sales in fiscal 1997 increased 1% to $302.3 million compared to $299.0 million in fiscal 1996. This increase in net sales is primarily due to more stores being in operation, on average, during fiscal 1997 as compared to fiscal 1996. In fiscal 1997, comparable store sales decreased 1% for the year compared to fiscal 1996. Comparable stores are those stores in operation at least 18 months.

The Company opened 64 stores during fiscal 1997, relocated 13 stores and closed 49 underperforming stores. The company opened 23 stores during fiscal 1996, relocated 11 stores and closed 66 underperforming stores.

During fiscal 1997, the Company implemented its previously announced strategy to offer additional categories of merchandise at price points other than its traditional $7 retail price. However, during the implementation of this strategy (which is referred to within the Company as its "Expanded Price Program" or "EPP"), management believes that the Company confused its customers by introducing too many items at price points higher than its previous $7 price point. In addition, these higher priced items were offered at too many price points. This combination of too many higher priced items at too many price points had a negative effect on markdowns and selling, general and administrative ("SG&A") expenses as discussed below. During the fourth quarter of fiscal 1997, the Company adjusted its pricing and merchandising strategy by increasing the portion of its merchandise priced at $7 or less. Also, the Company established clear policies to limit its higher price point items to only that merchandise which has been determined to be clearly desired by its customers and cannot be offered for $7, thus focusing its merchandising strategy on quality, value and selection. Such higher priced items will be offered primarily at $10. A limited number of items will be priced at $12 and $15.

In response to lower than expected operating results, the Company announced a restructuring plan during the fourth quarter of fiscal 1997. The plan includes initiatives which are designed to return the Company to profitability by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores are operating profitably. Under the restructuring plan the Company will close approximately 75 low-volume, underperforming stores and eliminate approximately 300 positions. The Company recorded a one-time charge of $2,265,000 during the fourth quarter of fiscal 1997 to cover costs associated with the plan. The total charge of $2,265,000 includes costs to close stores, such as the noncash write-off of fixed assets and store supplies of $1,378,000, lease buyouts of approximately $398,000, and employee severance, outplacement costs and other miscellaneous expenses of approximately $489,000. These initiatives, in the aggregate, are expected to result in future annualized cost savings of approximately $6.5 million.

Gross margin as a percentage of net sales was 33.2% in fiscal 1997 compared to 35.3% in fiscal 1996. This decrease in gross margin as a percentage of net sales primarily resulted from a significantly higher level of markdowns taken during fiscal 1997. Higher levels of markdowns were taken during the third quarter of fiscal 1997 in an effort to clear transitional merchandise which was not "fashion right." Higher levels of markdowns were taken during the fourth quarter of fiscal 1997 in order to clear inventory as part of the Company's initiative to aggressively close underperforming stores and to adjust price points in certain merchandise downward as part of the Company's strategy to offer most of its merchandise at $7 or under.

SG&A expenses as a percentage of net sales were 25.8% in fiscal 1997 compared to 25.3% in fiscal 1996. When expressed as a percentage of net sales, home office and store operating costs increased. SG&A expenses in dollars on an average store basis increased 5%. These increases resulted primarily from increased marketing costs as a result of producing in-store signs and posters to promote the new merchandising strategy and to display the many new price points and increased equipment lease costs in the Company's home office. Average salaries and wages in the Company's stores increased 6% in fiscal 1997 compared to fiscal 1996. This increase, affecting primarily part-time associates, was due to an increase in average store hours and to increases in the Federal Minimum Wage which were effective in October 1996 and September 1997. Management allocated a higher number of average payroll hours per store in fiscal 1997 compared to fiscal 1996 because management believed introduction of the higher price points would necessitate additional training and a higher level of customer service. In fiscal 1998, management intends to focus on process changes which will aid in reducing the rate of increase in store labor costs.

Store rent and related expenses as a percentage of net sales were 8.7% in fiscal 1997 compared to 8.6% in fiscal 1996. Average store rent and related expenses increased 5% in fiscal 1997 compared to fiscal 1996 primarily due to the continuation of the Company's store expansion strategy of increasing the proportion of larger, higher volume stores, and, thus entering more costly sites with higher rents, and the closing of older, underperforming stores which had lower average rent costs. Management anticipates that this trend of increasing average store rents per square foot will continue. The Company has approximately 80 existing leases that expire or have initial lease terms containing lessee renewal options which may be exercised during fiscal 1998. Management believes that the Company will not experience a material increase in aggregate store rents as a result of renewal options or negotiating new lease terms for such locations.

Depreciation and amortization expense was 1.7% of net sales in fiscal 1997 compared to 1.6% of net sales in fiscal 1996. This increase in depreciation and amortization expense resulted primarily from fixed asset additions associated with new store openings in fiscal 1997 and to software upgrades in the Company's home office.

Net interest expense was 0.7% of net sales in fiscal 1997 compared to 0.6% of net sales in fiscal 1996. This increase in net interest expense resulted from a combination of slightly higher average borrowings and a 0.5% higher average borrowing rate in fiscal 1997 compared to fiscal 1996.

The effective income tax benefit rate for fiscal 1997 was 16.1% compared to 36.5% in fiscal 1996. This decrease was primarily attributable to the recording of valuation allowances related to the Company's tax loss and credit carryforwards in fiscal 1997. Management estimates the Company's effective income tax rate will be approximately 40% in fiscal 1998; however, if sufficient levels of profitability are not achieved, the effective income tax rate may increase significantly.

OUTLOOK

Sales trends thus far in fiscal 1998 through the Easter holiday are modestly ahead of fiscal 1998 planned levels through the corresponding time period. Management believes this trend is, in part, due to improvements in the women's apparel industry as a whole, as well as to an improved execution of its merchandising strategy of emphasizing value and quality. During fiscal 1998, the Company intends to focus its efforts on improving sales in existing stores and achieving its margin and cost-containment targets.

Average store rent and related expenses are expected to increase in fiscal 1998 due to the structure of leases on stores opened in fiscal 1997 and the closing of older, low-volume stores. Management will seek to leverage these increases through improved average store sales volumes.

As part of its strategy to focus on improving sales in existing stores, the Company will limit the number of new store openings in fiscal 1998 to those for which the Company is contractually obligated. The Company will close in fiscal 1998 the remainder of the 75 underperforming stores originally identified in the restructuring plan. Approximately 30 such underperforming stores were closed during January 1998.


FIVE-WEEK TRANSITION PERIOD ENDED FEBRUARY 3, 1996 COMPARED TO FOUR-WEEK PERIOD ENDED JANUARY 28, 1995 (UNAUDITED - SEE NOTE I)

Net sales for the five-week period ended February 3, 1996 were $15,022,000 compared to $12,173,000 for the four-week period ended January 28, 1995. On an average store basis, net sales decreased 9%. Comparable store sales (adjusted for the calendar shift to compare the five-week period ended February 3, 1996 to the five-week period ended February 4, 1995) decreased 22%. Management believes the decline in sales reflected the continued softness in the women's apparel market experienced throughout fiscal 1995 and the impact of adverse weather conditions incurred nationwide in January 1996.

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

The Company also elected to change certain methods of accounting for merchandise inventories beginning in the Transition Period. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The Company also capitalizes into inventory certain merchandise acquisition and distribution costs to provide a better matching of revenues and expenses, particularly in interim periods. The effect of the change to the FIFO retail method was to reduce merchandise inventories by approximately $1,207,000, and the effect of capitalizing into inventory certain merchandise acquisition and distribution costs was to increase merchandise inventories by approximately $1,698,000. These changes in accounting for merchandise inventories resulted in a net increase in merchandise inventories of approximately $491,000 and a benefit of approximately $307,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL 1996) COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 1995 (FISCAL 1995)

Net sales in fiscal 1996 increased 1% to $299.0 million compared to $294.7 million in fiscal 1995. Total net sales for fiscal 1996 compared to the 52-week period ended February 3, 1996 ("adjusted fiscal 1995") increased 2%. This increase in net sales (fiscal 1996 compared to adjusted fiscal 1995) is primarily due to improvements in the fourth quarter, particularly during the last six weeks of fiscal 1996. In fiscal 1996, comparable store sales decreased 1% for the year compared to adjusted fiscal 1995.

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

Store rent expense as a percentage of net sales were 8.6% in fiscal 1996 compared to 8.4% in fiscal 1995. Average store rent expense in dollars increased 3% in fiscal 1996 compared to fiscal 1995 primarily due to the Company's store expansion strategy of increasing the proportion of higher volume stores, and, thus entering more costly sites with higher rents, and the closing of older, underperforming stores which had lower average rent costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion, the related growth in merchandise inventories and the expansion of the Home Office and Distribution Center. Until fiscal 1995, these needs were met principally through cash provided by operations and the Company's available line of credit. Beginning in fiscal 1995, additional sources of financing were necessary to fund the Company's liquidity and capital needs. As a result, the Company amended its credit agreement to include a term loan facility. In fiscal 1996, the Company replaced this facility with a two-year agreement. In fiscal 1997, the Company extended the maturity date of its primary credit facility and replaced a portion of this facility with a twenty-year mortgage which, together with cash provided by operations is expected to meet liquidity and capital needs during the period of the agreement.

In May and June 1997 and February 1998, the Company amended its financing arrangements with its primary lender. Considered together, the amendments provide a three-year extension through March 2001 and continue to provide a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000). Under the June 1997 amendment, the Company was permitted to enter into a mortgage loan agreement with a commercial bank (discussed further below) and the term loan portion of the agreement with the primary lender was repaid. Under the May 1997 amendment, the term loan was increased by approximately $1,450,000 to $7,500,000.

Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below) and bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. The amended agreement provides for a temporary adjustment to the lending formula to increase the borrowing availability during the period January 30, 1998 through June 30, 1998. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At January 31, 1998, the Company had approximately $5.4 million of excess availability under the revised borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a minimum adjusted net worth (as defined in the agreement). Effective January 30, 1998, such minimum net worth requirement was reduced from $34,000,000 to $25,000,000. The Company was in compliance with these covenants at January 31, 1998.

In May 1997, the Company entered into an agreement with a commercial bank to provide a letter of credit facility of up to $3,000,000. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. In March 1998, the agreement was amended to adjust the Company's minimum net worth requirement to the same level as that required by the Company's primary lender under the revolving credit agreement. On April 21, 1998, the agreement was amended to extend the expiration date of the facility to the earlier of June 1999 or termination of the Company's revolving credit facility with its primary lender. The agreement, as amended, contains certain restrictive covenants which are substantially the same as those within the Company's amended revolving credit facility discussed above.

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage loan of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at January 31, 1998.

The maximum and average amounts outstanding during fiscal 1997 and 1996 and amounts outstanding at the end of such periods for both the term loan and revolving credit facility are disclosed in Note B to the Consolidated Financial Statements in Item 8 of this document.

The Company's weighted average interest rate for all borrowings was 8.4% and 7.9% in fiscal 1997 and fiscal 1996, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $6,075,000 and $12,490,000 at January 31, 1998 and February 1, 1997, respectively.

At January 31, 1998, total merchandise inventories decreased 27% to $35,508,000 compared to $48,371,000 at February 1, 1997. The decrease in total merchandise inventories is primarily due to a decrease in merchandise in-transit to the Company's Distribution Center from its vendors. Most of this year-over-year in-transit decrease (a 52% decrease compared to last year) related to lower levels of in-transit imported goods. Presently, the Company is relying more heavily on sourcing inventory through opportunistic purchases from domestic vendors. In fiscal 1997, import purchases (including freight and duty) were 24% of total purchases compared to 31% in fiscal 1996. Merchandise inventories located in the Company's stores decreased 8% on an average store basis primarily due to the re-pricing of merchandise during the fourth quarter of fiscal 1997. The level and source of inventories is subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions.

Net cash provided by operating activities for fiscal 1997, 1996 and 1995 was $8,660,000, $2,352,000 and $3,694,000, respectively. The increase in cash provided by operating activities in fiscal 1997 compared to fiscal 1996 resulted primarily from the decrease in merchandise inventories and non-cash charges including depreciation and costs associated with disposal of property and equipment (due to closing stores as part of the restructuring plan) which more than offset the Company's net loss.

Net cash used in investing activities for fiscal 1997, 1996 and 1995 was $7,134,000, $3,033,000 and $11,277,000, respectively, primarily for leasehold improvements and equipment for new stores opened each year, as well as expansions to the distribution center including information systems and hardware in fiscal 1995.

Net cash of $2,256,000 was used in financing activities in fiscal 1997 primarily as a result of a net repayment on the Company's revolving credit facility which exceeded the net borrowings on the Company's mortgage loan and term loan facilities. Net cash of $2,834,000 was provided by financing activities in fiscal 1996 primarily as a result of net borrowings on the Company's revolving credit facility and net borrowings on the Company's term loan facilities. Net cash of $7,889,000 was provided by financing activities in fiscal 1995 primarily as a result of obtaining a term loan facility.

During the Transition Period, net cash of $10,393,000 provided by financing activities was used to offset the $10,536,000 used in operating activities which resulted primarily from the Company's loss during the period.

In fiscal 1998, the Company plans to spend approximately $2.0 million on capital expenditures, most of which will be used to remodel and relocate existing stores. While the Company's liquidity requirements in the foreseeable future are expected to be met principally through cash provided by operations and the use of its existing credit facilities, a lack of sufficient improvement in operating results during the third and fourth quarters of fiscal 1998 may require the Company to seek additional financing. If deemed by management to be in the best interest of the Company, additional long term debt, capital leases or other permanent financing may be considered.

YEAR 2000 SYSTEMS READINESS

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. Based on the review, the Company's major systems which would be adversely affected by the year 2000 will be replaced or upgraded through the normal course of business. Internal resources will be used in a timely manner to evaluate, modify and test the Company's other systems which are not scheduled to be upgraded or replaced through the normal course of business. Management believes the combination of these efforts will prepare the Company's computer systems for the year 2000 on a timely basis. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The incremental costs associated with major system upgrades and/or replacements, as well as internal efforts to evaluate, modify and test the Company's other systems are not expected to be material to the Company's consolidated financial statements.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 130, "Reporting Comprehensive Income," effective for periods beginning after December 15, 1997. The new standard requires disclosure of comprehensive income within the basic financial statements for those entities with items which qualify as components of comprehensive income such as foreign currency transactions and unrealized gains on securities. If the Company had applied the principles of SFAS 130 for the fiscal year ended January 31, 1998, the comprehensive loss would have been the same as the net loss reported for the period.

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise which qualifies based on quantifiable and decision-making criteria. The Company is in the process of reviewing the effect, if any, that SFAS 131 will have on the Company's consolidated financial statements.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All  statements  contained  in this  Annual  Report  on Form  10-K as to  future expectations and financial results including, but not limited to, statements containing the words "believe," "anticipates," "expects," and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in fiscal 1998 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, the general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pressure from pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; and other factors that may be described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have audited the accompanying consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years ended January 31, 1998, February 1, 1997 and December 30, 1995 and for the five-week period ended February 3, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (d). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for the fiscal years ended January 31, 1998, February 1, 1997 and December 30, 1995 and for the five-week period ended February 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note J to the financial statements, in the five-week period ended February 3, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 and changed its method of accounting for merchandise inventories.


DELOITTE & TOUCHE LLP
Greenville, South Carolina
March 20, 1998 (April 21, 1998 as to Note B)


                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 January 31,         February 1,
                                                                                    1998                 1997
Assets -- Note B
CURRENT ASSETS
   Cash and cash equivalents                                                    $  1,827,000         $ 2,557,000
   Miscellaneous receivables, net of allowance for
     doubtful accounts of $196,000 (1997) and
     $144,000 (1996) -- Note G                                                     2,066,000           1,120,000
   Merchandise inventories                                                        35,508,000          48,371,000
   Federal and state income taxes receivable                                       4,637,000           4,237,000
   Prepaid expenses                                                                4,293,000           3,671,000
   Deferred income taxes -- Note D                                                      --             1,935,000
                                                                                ------------        ------------
     TOTAL CURRENT ASSETS                                                         48,331,000          61,891,000
PROPERTY AND EQUIPMENT, net -- Note C                                             36,004,000          36,151,000

OTHER ASSETS -- Note G                                                             3,777,000           2,925,000
                                                                                ------------        ------------
                                                                                $ 88,112,000        $100,967,000
                                                                                ============        ============
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                             $ 25,391,000         $25,908,000
   Current portion of long-term debt and revolving credit
      facility -- Note B                                                          11,664,000          16,565,000
   Accrued salaries and wages                                                      1,789,000           1,504,000
   Accrued employee benefits                                                       2,271,000           2,327,000
   Other accrued and sundry liabilities -- Note G                                  2,965,000           2,418,000
                                                                                ------------        ------------
     TOTAL CURRENT LIABILITIES                                                    44,080,000          48,722,000
                                                                                ------------        ------------
LONG-TERM DEBT  -- Note B                                                          7,915,000           4,868,000
                                                                                ------------        ------------
DEFERRED INCOME TAXES -- Note D                                                           --             718,000
                                                                                ------------        ------------
OTHER NONCURRENT LIABILITIES -- Notes E and G                                      3,095,000           2,317,000
                                                                                ------------        ------------
COMMITMENTS -- Note E
SHAREHOLDERS' EQUITY -- Notes B, F and H
   Preferred Stock, par value $0.01 - authorized
      and unissued 500,000 shares
   Common Stock, par value $0.01 - authorized 35,000,000
      shares; issued and outstanding 10,435,531 shares                               104,000             104,000
   Additional paid-in capital                                                     11,453,000          11,453,000
   Retained earnings                                                              21,465,000          32,785,000
                                                                                ------------        ------------
                                                                                  33,022,000          44,342,000
                                                                                ------------        ------------
                                                                                $ 88,112,000        $100,967,000
                                                                                ============        ============

See notes to consolidated financial statements

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Transition         Fiscal
                                                             Fiscal Year Ended              Period Ended      Year Ended
                                                        January 31,       February 1,      February 3,       December 30,
                                                            1998              1997             1996              1995
                                                       ---------------   ---------------  ---------------   ----------------

NET SALES                                            $    302,285,000 $     298,986,000 $     15,022,000  $     294,692,000
Cost of goods sold, distribution and buying costs         201,901,000       193,318,000       14,545,000        195,304,000
                                                       ---------------   ---------------  ---------------   ----------------
GROSS MARGIN                                              100,384,000       105,668,000          477,000         99,388,000

Selling, general and administrative expenses --
   Notes C and G                                           78,077,000        75,564,000        6,957,000         71,498,000
Restructuring charge - Note L                               2,265,000                --               --                 --
Store rent and related expenses                            26,415,000        25,566,000        2,030,000         24,810,000
Depreciation and amortization expense                       5,131,000         4,778,000          411,000          4,394,000
Interest expense                                            2,078,000         1,897,000          173,000          1,326,000
                                                       ---------------   ---------------  ---------------   ----------------
                                                          113,966,000       107,805,000        9,571,000        102,028,000
Interest income                                                89,000           143,000            3,000             45,000
                                                       ---------------   ---------------  ---------------   ----------------

NET EXPENSES                                              113,877,000       107,662,000        9,568,000        101,983,000
                                                       ---------------   ---------------  ---------------   ----------------

LOSS BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES                                 (13,493,000)       (1,994,000)      (9,091,000)        (2,595,000)

Benefit from income taxes - Note D                        (2,173,000)         (727,000)      (3,457,000)        (1,291,000)
                                                       ---------------   ---------------  ---------------   ----------------

LOSS BEFORE CUMULATIVE EFFECT
OF CHANGES IN ACCOUNTING PRINCIPLES                      (11,320,000)       (1,267,000)      (5,634,000)        (1,304,000)

Cumulative effect of changes in accounting
  principles, net of income tax benefit of
  $706,000 - Note J                                                --                --      (1,090,000)                 --
                                                       ---------------   ---------------  ---------------   ----------------

NET LOSS                                             $   (11,320,000)  $    (1,267,000) $    (6,724,000)  $     (1,304,000)
                                                       ===============   ===============  ===============   ================

PER COMMON SHARE AMOUNTS
Loss before cumulative effect
  of changes in accounting principles                $         (1.08)  $         (0.12) $         (0.55)  $          (0.13)
Cumulative effect of changes in accounting
  principles, net of income tax benefit -- Note J                  --                --           (0.10)                 --
                                                       ---------------   ---------------  ---------------   ----------------

NET LOSS PER COMMON SHARE - BASIC                    $         (1.08)  $         (0.12) $         (0.65)  $          (0.13)
                                                       ===============   ===============  ===============   ================

NET LOSS PER COMMON SHARE - DILUTED                  $         (1.08)  $         (0.12) $         (0.65)  $          (0.13)
                                                       ===============   ===============  ===============   ================

Weighted average shares outstanding - basic and
diluted                                                   10,435,531        10,400,789       10,335,031         10,313,860
                                                       ===============   ===============  ===============   ================

See notes to consolidated financial statements


                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                            Additional
                                                   Common Stock             Paid-in         Retained
                                               Shares         Amount         Capital        Earnings            Total

Balance at December 31, 1994                  10,305,256      $ 103,000    $10,891,000      $42,080,000     $53,074,000
     Stock options exercised                      29,775            --         111,000               --         111,000
     Net loss                                        --             --             --        (1,304,000)     (1,304,000)
                                              ----------      ---------    -----------      ------------    ------------
Balance at December 30, 1995                  10,335,031        103,000     11,002,000       40,776,000      51,881,000
     Net loss                                        --             --             --        (6,724,000)     (6,724,000)
                                              ----------      ---------    -----------      ------------   -------------
Balance at February 3, 1996                   10,335,031        103,000     11,002,000       34,052,000      45,157,000
     Stock options exercised                     100,500          1,000        451,000              --          452,000
     Net loss                                        --              --             --       (1,267,000)     (1,267,000)
                                              ----------      ---------    -----------      ------------    ------------
Balance at February 1, 1997                   10,435,531        104,000     11,453,000       32,785,000      44,342,000
     Net loss                                       --              --              --      (11,320,000)    (11,320,000)
                                              ----------      ---------    -----------      ------------    ------------
Balance at January 31, 1998                   10,435,531      $ 104,000    $11,453,000      $21,465,000     $33,022,000
                                              ==========      =========    ===========      ===========     ===========




See notes to consolidated financial statements

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Transition        Fiscal
                                                                        Fiscal Year Ended           Period Ended     Year Ended
                                                                    January 31,    February 1,     February 3,    December 30,
                                                                       1998            1997           1996            1995
                                                                   --------------  -------------  -------------- ---------------
OPERATING ACTIVITIES
   Net loss                                                      $  (11,320,000) $  (1,267,000)   $ (6,724,000)   $ (1,304,000)
                                                                                                    (6,724,000)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
         Depreciation and amortization                                5,131,000      4,778,000         411,000       4,394,000
         Changes in accounting principles                                    --             --       1,090,000              --
         Provision for supplemental post-retirement benefits            128,000        970,000              --              --
         Deferred income taxes                                        1,217,000        246,000        (146,000)       (351,000)
         Loss (gain) on disposal of property and equipment            2,325,000      1,261,000         (31,000)        789,000
         Decrease (increase) in other noncurrent assets                 382,000        579,000        (161,000)       (522,000)
         Increase in other noncurrent liabilities                       435,000        151,000         271,000         500,000
         Changes in operating assets and liabilities:
             (Increase) decrease in miscellaneous
                 receivables and prepaid expenses                    (1,460,000)       594,000      (2,520,000)        (42,000)
             Decrease (increase) in merchandise inventories          12,863,000     (8,598,000)    (10,321,000)     (2,624,000)
             (Increase) decrease in Federal and state
                 income taxes receivable                               (400,000)       437,000      (3,311,000)     (1,292,000)
             (Decrease) increase in accounts payable and other         (641,000)     3,201,000      10,906,000       4,146,000
                 liabilities
                                                                   --------------  -------------  -------------- ---------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                         8,660,000      2,352,000     (10,536,000)      3,694,000
                                                                   --------------  -------------  -------------- ---------------
INVESTING ACTIVITIES
 Purchases of property and equipment                                 (6,346,000)    (2,674,000)        (80,000)    (10,865,000)
 Purchases of other noncurrent assets                                  (564,000)      (359,000)        (41,000)       (412,000)
 Loan to related party, net of repayment                               (224,000)            --              --              --
                                                                   --------------  -------------  -------------- ---------------
NET CASH USED IN INVESTING ACTIVITIES                                (7,134,000)    (3,033,000)       (121,000)    (11,277,000)
                                                                   --------------  -------------  -------------- ---------------

FINANCING ACTIVITIES
  Net (repayment of) borrowings from revolving credit facility       (3,469,000)     2,171,000      10,403,000       2,412,000
  Proceeds from long term debt borrowings                             9,572,000      7,500,000              --       6,000,000
  Repayment of long term debt                                        (7,957,000)    (6,553,000)             --        (500,000)
  Debt financing costs incurred                                        (259,000)      (698,000)             --         (90,000)
  Decrease in amount due to related parties                             (47,000)       (38,000)        (10,000)        (44,000)
  Payment of capital lease obligations                                  (96,000)            --              --              --
  Proceeds from exercise of Common Stock options                             --        452,000              --         111,000
                                                                   --------------  -------------  -------------- ---------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (2,256,000)     2,834,000      10,393,000       7,889,000
                                                                   --------------  -------------  -------------- ---------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (730,000)     2,153,000        (264,000)        306,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                           2,557,000        404,000         668,000         362,000
                                                                   --------------  -------------  -------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                         $   1,827,000  $   2,557,000     $   404,000         668,000
                                                                   ==============  =============  ============== ===============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                   $   1,766,000  $   1,777,000     $   244,000     $ 1,117,000
  Income taxes paid                                                      86,000         68,000              --         477,000
  Noncash financing activities - capital leases                         537,000        237,000              --              --


See notes to consolidated financial statements


ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 1998

NOTE A - Operations and Summary of Significant Accounting Policies

Business: One Price Clothing Stores, Inc. and subsidiaries (the "Company") operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories. Prior to fiscal 1997, this merchandise was offered at the uniform retail price of $7. The Company currently offers most of its merchandise at or below $7 and offers certain additional categories and styles at prices higher than $7 when such merchandise is clearly desired by the Company's customers. Such higher priced merchandise is offered primarily at $10. A limited number of items will be priced at $12 and $15. This expansion of merchandise categories at prices higher than $7 is referred to within the Company as its "Expanded Price Program" or "EPP." At January 31, 1998, the Company operated 660 stores in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Fiscal Year: Beginning in fiscal 1996, the Company's fiscal year ends on the Saturday nearest January 31. See Note I. "Fiscal 1997" is the 52-week period ended January 31, 1998; "fiscal 1996" is the 52-week period ended February 1, 1997; the "Transition Period" is the five-week period ended February 3, 1996; and "fiscal 1995" is the 52-week period ended December 30, 1995. Certain disclosures related to the Transition Period were not included in these Notes to Consolidated Financial Statements due to immateriality.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Store Closing and Impairment Costs: At the time management commits to close a store and for other stores which may be impaired as determined using the principles of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the fixed assets are written down to estimated fair market value and, for stores to be closed, a provision is made for any remaining store lease obligation after closing or penalty, if any, to cancel the lease obligation. See Note J.

Advertising and Promotional Costs: Advertising and promotional costs are expensed when incurred. Such expenses were $592,000, $987,000, and $324,000 in fiscal 1997, 1996 and 1995, respectively.

Net Loss Per Common Share: Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock and dilutive common stock equivalent shares for stock options outstanding, unless antidilutive, during the period. See Notes F and J.

Reclassifications:   Certain  amounts  included  in  prior  periods'   financial
statements have been reclassified to conform to the fiscal 1997 presentation.

Effect of New Accounting Pronouncements: The FASB issued SFAS 130, "Reporting Comprehensive Income," effective for periods beginning after December 15, 1997. The new standard requires disclosure of comprehensive income within the basic financial statements for those entities with items which qualify as components of comprehensive income such as foreign currency transactions and unrealized gains on securities. If the Company had applied the principles of SFAS 130 for the fiscal year ended January 31, 1998, the comprehensive loss would have been the same as the net loss reported for the period.

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise which qualifies based on quantifiable and decision-making criteria. The Company is in the process of reviewing the effect, if any, that SFAS 131 will have on the Company's consolidated financial statements.

NOTE B -  Credit Facilities

In May and June 1997 and February 1998, the Company amended its financing arrangements with its primary lender. Considered together, the amendments provide a three-year extension through March 2001 and continue to provide a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000). Under the June 1997 amendment, the Company was permitted to enter into a mortgage loan agreement with a commercial bank (discussed further below) and the term loan portion of the agreement with the primary lender was repaid. Under the May 1997 amendment, the term loan was increased by approximately $1,450,000 to $7,500,000.

Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below) and bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. The amended agreement provides for a temporary adjustment to the lending formula to increase the borrowing availability during the period January 30, 1998 through June 30, 1998. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At January 31, 1998, the Company had approximately $5.4 million of excess availability under the revised borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur other indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a minimum adjusted net worth (both as defined in the agreement). Effective January 30, 1998, such minimum net worth requirement was reduced from $34,000,000 to $25,000,000. The Company was in compliance with these covenants at January 31, 1998.

In May 1997, the Company entered into an agreement with a commercial bank to provide a letter of credit facility of up to $3,000,000. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. In March 1998, the agreement was amended to adjust the Company's minimum net worth requirement to the same level as that required by the Company's primary lender under the revolving credit agreement. On April 21, 1998, the agreement was amended to extend the expiration date of the facility to the earlier of June 1999 or termination of the Company's revolving credit facility with its primary lender. The agreement, as amended, contains certain restrictive covenants which are substantially the same as those within the Company's amended revolving credit facility discussed above.

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage loan of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at January 31, 1998.

The maximum and average amounts outstanding during fiscal 1997 and 1996 and amounts outstanding at the end of such periods for both the term loan and revolving credit facility are presented as follows:

                                                                                     Fiscal Year Ended
                                                                            January 31,                 February 1,
                                                                               1998                          1997
Revolving Credit Facility:
     Maximum amounts outstanding                                            $19,525,000                  $19,241,000
     Average amounts outstanding                                             10,784,000                   10,792,000
     Outstanding at period end                                               11,517,000                   14,986,000

Term Loan:
     Maximum amounts outstanding                                            $ 8,125,000                  $ 7,500,000
     Average amounts outstanding                                              7,517,000                    6,889,000
     Outstanding at period end                                                8,062,000                    6,447,000


The Company's weighted average interest rate for all borrowings was 8.4% and 7.9% in fiscal 1997 and fiscal 1996, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $6,075,000 and $12,490,000 at January 31, 1998 and February 1, 1997, respectively.

Annual maturities of the term loan are as follows:

Fiscal Year                                 Amount
1998                                      $   147,000
1999                                          161,000
2000                                          174,000
2001                                          193,000
2002                                          212,000
Later                                       7,175,000
Total                                      $8,062,000

The  fair  value  of  the  Company's   outstanding  debt  at  January  31,  1998
approximates the carrying value.

NOTE C - Property and Equipment

                                                                           January 31,                 February 1,
                                                                              1998                         1997
   Land                                                                   $   914,000              $     914,000
   Land improvements                                                          494,000                    494,000
   Building                                                                16,055,000                 16,028,000
   Leasehold improvements                                                  14,194,000                 11,392,000
   Fixtures and equipment                                                  29,095,000                 28,780,000
                                                                         -------------              ------------
                                                                           60,752,000                 57,608,000
   Less accumulated depreciation                                          (24,748,000)               (21,457,000)
                                                                          ------------               ------------
                                                                          $36,004,000              $  36,151,000
                                                                           ===========              ============

In accordance with the principles of SFAS 121 (which was adopted on December 31, 1995 - See Note J), the Company evaluates whether assets, largely store leasehold improvements and fixtures and equipment, may be impaired based on store lease termination and renewal decisions and estimated undiscounted future cash flows of the individual stores. For stores which are determined to be impaired, leasehold improvements are written off and fixtures and equipment are written down based upon management's estimate of recoverability. Such impairment loss was approximately $425,000 and $600,000 for fiscal 1997 and 1996, respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

NOTE D - Income Taxes

The benefit from income taxes consists of the following:

                                                                                                Transition            Fiscal
                                                         Fiscal Year Ended                    Period Ended          Year Ended
                                                 January 31,          February 1,              February 3,         December 30,
                                                    1998                 1997                      1996                1995
                                                    ----                 ----                  -----------        -------------
Current
  Federal                                           $(3,670,000)           $(982,000)        $(2,875,000)         $(1,001,000)
  State and local                                       280,000                1,000            (436,000)              61,000
  Puerto Rico                                                --                8,000                  --                   --
Deferred:
  Federal                                               616,000              265,000             (63,000)              (5,000)
  State and local                                       447,000             (149,000)            (13,000)            (144,000)
  Puerto Rico                                           154,000              130,000             (70,000)            (202,000)
                                                    ------------           ----------        ------------         ------------
Total benefit from income taxes                     $(2,173,000)           $(727,000)        $(3,457,000)         $(1,291,000)
                                                    ============           ==========        ============         ============

Presented below are the elements which comprise deferred income tax assets and liabilities:

                                                                        January 31,                       February 1,
                                                                           1998                              1997
                                                                        -----------                       -----------
Gross deferred income tax assets:
 Accrued employee benefits deductible
     for tax purposes when paid                                         $  786,000                        $  773,000
 Excess of tax over financial statement
     basis of inventory                                                    375,000                           923,000
 Accrued retirement benefits deductible
     for tax purposes when paid                                            530,000                           502,000
 Accrued store closing cost deductible
     for tax purposes when paid                                            885,000                           634,000
 State and local net operating loss
     carryforwards                                                         999,000                           973,000
 Puerto Rico net operating loss
    carryforwards                                                        1,314,000                           154,000
 Miscellaneous                                                             295,000                            94,000
                                                                         ---------                         ---------
     Gross deferred income tax assets                                    5,184,000                         4,053,000
Valuation allowance                                                     (3,156,000)                         (354,000)
                                                                       -----------                       -----------
                                                                         2,028,000                         3,699,000
                                                                       -----------                       -----------
Gross deferred income tax liabilities:
 Excess of financial statement over tax
    basis of property and equipment                                     (1,999,000)                      (2,422,000)
 Miscellaneous                                                             (29,000)                         (60,000)
                                                                        -----------                      -----------
    Gross deferred income tax liabilities                               (2,028,000)                      (2,482,000)
                                                                        ------------                     -----------
Net deferred income tax asset                                          $        --                       $1,217,000
                                                                        ============                     ===========

The net deferred income tax asset at February 1, 1997 is recognized in the accompanying balance sheets as follows:

      Current assets                                                     $1,935,000
      Noncurrent liabilities                                               (718,000)
                                                                        -----------
      Net deferred income tax asset                                      $1,217,000
                                                                         ==========

At January 31, 1998 the Company had net operating loss carryforwards for state income tax purposes aggregating approximately $8,300,000, credit carryforwards for state income tax purposes aggregating $349,000, Puerto Rico net operating loss carryforwards aggregating $3,345,000, Virgin Islands net operating loss carryforwards aggregating $23,000, U.S. Federal alternative minimum tax credit carryforwards of $87,000, and net cumulative temporary differences for U.S. Federal and state income tax purposes aggregating $2,139,000. With the exception of the U.S. Federal alternative minimum tax credit carryforwards (which do not expire), these net operating loss and credit carryforwards expire at various times between 2000 and 2012. Management cannot be assured that the deferred income tax assets related to these carryforwards and temporary differences will be fully utilized. Accordingly, valuation allowances aggregating $3,156,000 have been provided at January 31, 1998 for the full amount of these deferred tax assets.

A reconciliation of the statutory Federal income tax benefit rate to the annual effective income tax benefit rate follows:

                                                                                        Transition           Fiscal
                                                       Fiscal Year Ended                 Period Ended        Year Ended
                                                   January 31,        February 1,        February 3,        December 30,
                                                    1998                1997              1996               1995
                                               ---------------     --------------   -----------------  ----------

      Federal income tax at statutory rate              35.0 %          35.0 %                35.0 %            35.0 %
      State and local income tax, net of Federal
         tax benefit                                     2.7 %           4.6 %                 4.2 %             3.2 %
      Puerto Rico net operating loss                      --              --                     --              7.8 %
      Tax benefit from carryback of Federal
         Targeted Jobs Tax Credits                       0.4 %            --                     --              5.9 %
      Valuation allowances                             (20.8)%            --                     --                --
      Other, net                                        (1.2)%          (3.1)%                (1.2)%            (2.2)%
                                                       -------        --------              --------           --------
                                                        16.1%           36.5 %                38.0 %             49.7 %
                                                       =======        ========            ==========            =======

 NOTE E - Leases

The Company leases its stores under operating leases with initial terms of typically five years with one to two renewal option periods of five years each. The leases generally provide for increased payments resulting from increases in operating costs, common area maintenance costs and property taxes. Substantially all store leases also provide the Company with an option to terminate the agreement without penalty if certain conditions are present. Most of the leases provide for contingent or percentage rentals based upon sales volume and others are leased on a month-to-month basis.

In addition, the Company has operating leases for automobiles, trucks, trailers and certain computer and other equipment with one to ten year terms.

Future  minimum  rental  commitments  as of January 31, 1998 for  noncancellable
leases   (including   those  which  may  qualify  for  early   termination)  are
approximately as follows:

                 Fiscal Year                        Stores                 Other              Total

                    1998                        $20,704,000             1,357,000           22,061,000
                    1999                         17,133,000             1,113,000           18,246,000
                    2000                         12,786,000               687,000           13,473,000
                    2001                          9,541,000                42,000            9,583,000
                    2002                          7,164,000                41,000            7,205,000
                    Later                        10,264,000                20,000           10,284,000
                                               ------------          ------------         ------------
                    Total                       $77,592,000            $3,260,000          $80,852,000
                                                ===========            ==========         ============


Total rental expense for operating leases was as follows:

                                                                                       Transition           Fiscal
                                                        Fiscal Year Ended            Period Ended        Year Ended
                                               January 31,         February 1,         February 3,       December 30,
                                                   1998                 1997              1996               1995
                                              ----------------    ----------------   --------------      -----------

      Minimum rentals                          $23,244,000          $22,061,000       $ 1,792,000       $21,686,000
      Contingent rentals                         4,932,000            5,103,000           331,000         4,739,000
                                               -----------         ------------       -----------       -----------
                                               $28,176,000          $27,164,000       $ 2,123,000       $26,425,000
                                               ===========          ===========       ===========       ===========

The Company's capital leases for certain office equipment and computer software were calculated using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations as of January 31, 1998 were as follows:

Fiscal Year:
1998                                                              $ 275,000
1999                                                                244,000
2000                                                                186,000
2001                                                                 35,000
2002                                                                 24,000
                                                                  ----------
Total minimum obligations                                           764,000
Less interest                                                       (94,000)
                                                                  ----------
Present value of net minimum obligations                            670,000
Less current portion                                               (226,000)
                                                                  ---------
Long-term obligation at January 31, 1998                          $ 444,000
                                                                  =========


     NOTE F - Employee Benefits

Stock Option Plans: The Company has three stock option plans (the 1991, 1988, and 1987 Plans) which provide for grants to certain officers, directors, and key employees of options to purchase shares of Common Stock of the Company. Options granted under the plans expire ten years from the date of grant and have been granted at prices not less than the fair market value at the date of grant. Effective October 27, 1988, the Board of Directors retired all unissued options under the Company's 1987 Plan. Options canceled subsequent to October 27, 1988 under the 1987 Plan are retired. Options canceled under the 1991 and 1988 Plans are available for reissuance. At January 31, 1998, a total of 215,000 shares of Common Stock were reserved for issuance under the Company's option plans.

Effective April 1995, the Company adopted the 1995 Director Stock Option Plan which provides for annual grants to non-employee members of the Board of Directors. Such grants are immediately exercisable on the date of grant and expire ten years from the date of grant. At January 31, 1998, 35,000 shares of Common Stock were reserved for issuance under the 1995 Director Stock Option Plan.

Effective April 1997, the Company's Board of Directors approved a special stock option grant for 300,000 shares at the exercise price of $4.13 per share (fair market value at the time of grant) to its Chief Executive Officer. Twenty-five percent of such grant was immediately exercisable on the date of grant with the remaining shares vesting ratably over four years. The options expire ten years from the date of the grant.


A summary of the activity in the Company's stock option plans is presented below.



                                                Fiscal                Fiscal               Transition             Fiscal
                                                 1997                  1996                  Period                1995

                                                      Weighted                Weighted              Weighted               Weighted
                                         Number       Average      Number     Average     Number     Average     Number     Average
                                           of         Exercise       of       Exercise      Of      Exercise      Of       Exercise
                                         Shares        Price       Shares      Price      Shares      Price      Shares      Price

Outstanding at beginning of               555,845       $6.79     588,245       $7.84   561,145       $8.11    550,943        $8.45
period
Options granted                           510,250       $3.93     234,250       $3.80    31,500       $3.12    108,000        $6.33
Options exercised                              --          --    (100,500)      $3.92        --          --    (29,775)       $3.59
Options cancelled                        (156,119)      $5.13    (166,150)      $8.04    (4,400)      $8.12    (68,023)       $9.99
                                        ---------                ---------               -------               --------       -----

Outstanding at end of period              909,796       $5.47     555,845       $6.79   588,245       $7.84    561,145        $8.11
                                          =======                 =======               =======                =======


Exercisable at end of  period             370,706                 237,015               249,775                247,175
                                          =======                 =======               =======                =======

Weighted average fair value of
options granted during the
period (see below)                                      $1.94                  $1.86                 $1.70                    $3.54


         The  following  table  summarizes   information   about  stock  options
outstanding at January 31, 1998:

                                                           Options Outstanding               Options Exercisable
                                                               Weighted
                                                 Number         Average         Weighted                      Weighted
                Range of                             of       Remaining          Average      Number           Average
                Exercise                          Shares      Contractual       Exercise         of           Exercise
                   Prices                     Outstanding     Life (Years)        Price       Shares             Price

           $   1.56 to  $ 1.94                       8,500         9.9           $  1.85           --                 --
           $   2.75 to  $ 4.12                     607,250         9.0           $  3.87      142,950          $    3.87
           $   4.50 to  $ 6.67                     136,146         6.0           $  5.54      104,246          $    5.40
           $   7.38 to  $10.46                      66,130         5.8           $  9.14       50,960          $    9.25
           $  11.17 to  $15.62                      72,350         5.1           $ 12.62       60,550          $   12.35
           $  17.25 to  $19.00                      19,600         6.1           $ 17.37       12,000          $   17.39
                                                  --------                                    -------
                                                   909,976         8.0           $  5.47      370,706          $    6.87
                                                   =======                                    =======

The Company applies the principles of APB Opinion 25 in accounting for employee stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined on the basis of SFAS 123, Accounting for Stock-Based Compensation, compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal years presented. The total fair value of stock options granted was estimated at $990,000 and $435,000 for the fiscal years ended
January 31, 1998 and February 1, 1997, respectively, based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for stock options granted: risk-free interest rates of approximately 6.0% for fiscal 1997 and 1996; an expected life of approximately one year from the vest date for fiscal 1997 and 1996; and 65% expected volatility for fiscal 1997 and 1996. The expected life of the stock options granted and the stock price volatility during the expected life of the options were estimated based upon historical experience and management's expectations. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per common share would have been impacted as indicated in the proforma amounts below.

                                                                                     Fiscal Year Ended
                                                                January 31,             February 1,           December 30,
                                                                   1998                    1997                     1995
           Net loss                             Actual        $(11,320,000)           $(1,267,000)            $ (1,304,000)
                                                              =============           ============            =============
                                                Proforma      $(11,805,000)           $(1,373,000)            $ (1,356,000)
                                                              =============           ============            =============
           Net loss per common share            Actual        $      (1.08)           $     (0.12)            $      (0.13)
                                                              =============            ===========            =============
                                                Proforma      $      (1.13)           $     (0.13)            $      (0.13)
                                                              =============           ============            =============

Retirement Plan: The Company has a 401(k) and profit-sharing plan, the One Price Clothing Stores, Inc. Retirement Plan (the "Plan"). All employees in the United States who are 21 years of age or older with at least one year of service are eligible to participate in the Plan. Effective January 1995, the Company increased its contribution obligation to 50% of each participant's contribution with a maximum contribution of 2.5% of the participant's base compensation. In addition, the Company may make an annual discretionary contribution on behalf of the participants; no such discretionary contributions have been made by the Company. Employer contributions (approximately $306,000, $296,000, and $292,000 in fiscal 1997, 1996 and 1995, respectively) vest ratably over five years.

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

NOTE G - Related Party  Transactions

In fiscal 1997, the Company entered into a deferred compensation agreement with its President and Chief Executive Officer. The agreement provides for 120 consecutive monthly payments of $5,000 (including interest) beginning upon the date of retirement. Approximately $40,000 of the total present value of the obligation was charged to selling, general and administrative costs in fiscal 1997 and is included in other noncurrent liabilities at January 31, 1998. The remaining portion of the total present value of the obligation, approximately $406,000, will be fully accrued by May 2004, six years after commencement of employment.

In fiscal 1997, the Company entered into a loan agreement of $225,000 with its President and Chief Executive Officer. The terms of the loan require that minimum principal and interest (set at a floating rate equal to the rate the Company uses under its revolving credit agreement with its primary lender) payments be made to the Company during the course of the loan, with the full amount of the loan plus accrued interest due in full by December 2000. Approximately $107,000 and $117,000 were included in accounts receivable and noncurrent assets, respectively at January 31, 1998.

The Company also has a deferred compensation agreement with its Chairman of the Board of Directors. The agreement provides for 120 consecutive monthly payments of $13,750 (including interest) beginning upon the earlier of the date of retirement or death. When the Company entered into the agreement in fiscal 1996, the estimated present value of the obligation, $970,000, was charged to selling, general and administrative expenses. Approximately $28,000 and $1,002,000 is included in current liabilities and other noncurrent liabilities, respectively at January 31, 1998.

The Company also has a deferred compensation agreement with a former executive officer that is currently a member of the Company's Board of Directors. The agreement provides for monthly payments aggregating $75,000 annually (including interest) through July 2002.

The Company paid approximately $76,000, $64,000 and $171,000 in fiscal 1997, 1996 and 1995, respectively, for legal services provided by the law firm of which a Company Director is a member.

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

The Company also elected to change certain methods of accounting for merchandise inventories beginning in the Transition Period. The Company changed from the lower of average first-in, first-out (FIFO) cost or market method of accounting to the lower of cost (computed using the FIFO retail method) or market. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry. The Company is also capitalizing into inventory certain merchandise acquisition and distribution costs to provide a better matching of revenues and expenses, particularly in interim periods. The effect of the change to the FIFO retail method was to reduce merchandise inventories by approximately $1,207,000, and the effect of capitalizing into inventory certain merchandise acquisition and distribution costs was to increase merchandise inventories by approximately $1,698,000. These changes in accounting for merchandise inventories resulted in a net increase in merchandise inventories of approximately $491,000 and a net benefit of approximately $307,000 (net of income taxes) which is included in the cumulative effect of changes in accounting principles in the Statement of Operations for the Transition Period.

The FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share," which requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. The Company's adoption of SFAS 128, required for fiscal years ending after December 15, 1997, resulted in weighted average shares for basic and diluted EPS of 10,435,531, 10,400,789, 10,335,031 and 10,313,860 for fiscal years 1997 and 1996, the Transition Period and fiscal 1995, respectively. As a result, basic and diluted EPS for all periods presented are the same as EPS reported under APB Opinion No. 15, which has been superceded by SFAS 128.

NOTE K - Quarterly  Results  (Unaudited)

The following is a summary of quarterly (13 weeks) operations for the fiscal years ended January 31, 1998 and February 1, 1997 (in thousands except per share data). See below for proforma 1995 quarterly results.




                                                                                    Fiscal 1997 Quarters Ended
                                                                 May 2,       August 2,        November 1,      January 31,
                                                                   1997           1997             1997            1998
                                                                 -----------------------------------------------------------

         Net sales                                               $78,899        $86,134        $63,845            $73,407
         Gross margin                                             29,529         31,107         19,565             20,183
         Net income (loss)                                         1,444          2,391         (5,161)            (9,994)
         Net income (loss) per common share                         0.14           0.23          (0.49)             (0.96)

                                                                                    Fiscal 1996 Quarters Ended
                                                                 May 3,       August 3,        November 2,      February 1,
                                                                  1996          1996             1996              1997
                                                                 ------------------------------------------------------------
         Net sales                                               $76,294        $87,450         $63,899           $71,343
         Gross margin                                             28,727         31,220          21,277            24,444
         Net income (loss)                                         1,237          2,940          (2,763)           (2,681)
         Net income (loss) per common share                         0.12           0.28           (0.26)            (0.26)

  The net loss in the fourth quarter of fiscal 1997 was increased by $2,802,000, $0.27 per common share, as a result of adjustments to the estimated effective income tax rate used in previous quarters within fiscal 1997.

  Unaudited proforma fiscal 1995 quarterly results (before the cumulative effect of the changes in accounting principles effective in January 1996) are presented below (in thousands except per share data) to reflect the change in fiscal year end. Each quarter consists of 13 weeks except the fourth quarter of 1995 which consists of 14 weeks.

                                                                             Fiscal 1995 Quarters Ended - Proforma
                                                           April 29,           July 29,     October 28,       February 3,
                                                              1995               1995            1995            1996
                                                           ----------         ----------    -----------       ----------
         Net sales                                          $67,722            $86,157         $69,451         $74,211
         Gross margin                                        24,727             31,141          22,712          21,974
         Income (loss) before cumulative effect
           of changes in accounting principles                  667              2,936          (2,276)         (3,476)
         Net income (loss) per common share
           before cumulative effect of changes
           in accounting principles                            0.06               0.28            (0.22)         (0.34)

   In the above presentation, certain distribution and buying costs were reclassified to cost of sales from selling, general and administrative expenses to enhance comparability to fiscal 1997 and 1996 operating results.

   NOTE L - Effect of Restructuring

   In response to lower than expected operating results, the Company announced a restructuring plan during the fourth quarter of fiscal 1997. The plan includes initiatives which are designed to return the Company to profitability by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores are operating profitably. Under the plan, the Company will close approximately 75 low-volume, underperforming stores and eliminate approximately 300 positions. The Company recorded a one-time charge of $2,265,000 during the fourth quarter of fiscal 1997 to cover costs associated with the plan. The total charge of $2,265,000 includes costs to close stores, such as the noncash write-off of fixed assets and store supplies of $1,378,000, lease buyouts of approximately $398,000, and employee severance costs, outplacement costs and other miscellaneous expenses of approximately $489,000.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                 None

  PART III

  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  On April 1, 1997, the Company filed a report on Form 8-K dated April 1, 1997 to report that Henry D. Jacobs, Jr., the Company's Chairman, President and
  Chief Executive Officer announced his resignation of his positions as President and Chief Executive Officer. He has continued as Chairman of the Board of Directors of the Company. Mr. Larry I. Kelley, formerly President and Chief Executive Officer of Casual Male Big and Tall, a division of J. Baker, Inc., was appointed to the position of President and Chief Executive Officer, effective April 24, 1997.

  Effective December 10, 1997, David F. Bellet resigned his position as a member of the Board of Directors of the Company for personal reasons and without disagreement with the Company regarding the Company's operations, policies or procedures.

  Effective April 16, 1998, Leonard Snyder was appointed to the Company's Board of Directors. Pending appointment by the Board, Mr. Snyder will succeed Mr. Jacobs as Chairman of the Board after the Annual Meeting of Shareholders to be held June 10, 1998. Mr. Jacobs will not seek reelection to the Board.

  The remaining information required under this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held June 10, 1998.

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

                    Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997

                    Consolidated Statements of Operations for the fiscal years ended January 31, 1998 and February 1, 1997, the Transition Period ended February 3, 1996, and the fiscal year ended December 30, 1995

                    Consolidated Statements of Shareholders' Equity for the fiscal years ended January 31, 1998 and February 1, 1997, the Transition Period ended February 3, 1996 and the fiscal year ended December 30, 1995

                    Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998 and February 1, 1997, the Transition Period ended February 3, 1996 and the fiscal years ended December 30, 1995

                    Notes to Consolidated Financial Statements

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

4(e) Amendment Number One to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated May 16, 1997: Incorporated by reference to
                  Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 0-15385) ("the April 1997 Form 10-Q").

4(f) Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated May 16, 1997: Incorporated by reference to Exhibit 10(b) to the April 1997 Form 10-Q.

 4(g) Amendment Number Two to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing U.S. Virgin Islands, Inc. as Borrowers dated June 17, 1997: Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly report on Form 10-Q for the quarter ended August 2, 1997 (File No. 0-15385) ("the July 1997 Form 10-Q").

 4(h) Mortgage and Security Agreement by and between First Union National Bank, as Mortgagee and One Price Realty, Inc. as Mortgagor dated June 17, 1997: Incorporated by reference to
                  Exhibit 10(d) to the July 1997 Form 10-Q.

 4(i) Promissory Note by and between First Union National Bank and One Price Realty, Inc. dated June 17, 1997: Incorporated by reference to Exhibit 10(e) to the July 1997 Form 10-Q.

 4(j)             Lease Agreement by and between One Price Clothing Stores, Inc.
                  as Tenant and One Price Realty, Inc. as Landlord dated June 17, 1997: Incorporated by reference to Exhibit 10(f) to the July 1997 Form 10-Q.

 4(k) Amendment Number Three to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S.
                  Virgin Islands, Inc. as Borrowers dated February 19, 1998.

 4(l) Amendment Number One to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated March 20, 1998.

4(m) Amendment Number Two to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated April 21, 1998.

4(n) The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

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

10(e)*           Form of Employment Agreement between Registrant and Henry D.
                 Jacobs, Jr.: Incorporated by reference to Exhibit 10(j) to the 1988 Form 10-K.

10(f)* Key man term insurance policy, issued February 20, 1993, on the life of Henry D. Jacobs, Jr.: Incorporated by reference to
                 Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 (File No. 0-15385)(the 1992 Form 10-K).

10(g)* Employment Agreement dated January 16, 1995 and Amendment to Employment Agreement dated January 20, 1997 between the Registrant and Stephen A. Feldman: Incorporated by reference to
                 Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 ("the 1996 Form 10-K").

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

10(l)* Employment Agreement dated March 30, 1992 and Amendment to Employment Agreement dated February 4, 1997 between the
                 Registrant and Ronald Swedin. Incorporated by reference to Exhibit of the same number to the 1996 Form 10-K.

10(m)*           Agreement dated March 25, 1997 between the Registrant and Henry
                 D. Jacobs, Jr.:  Incorporated by reference to
                 Exhibit 10(n) to the 1996 Form 10-K.

10(n)* Employment Agreement dated March 26, 1997 between the Registrant and Larry I. Kelley: Incorporated by reference to Exhibit 10(o) to the 1996 Form 10-K.

10(o)* Addendum to Employment Agreement dated March 6, 1997 between the Registrant and Henry D. Jacobs, Jr.: Incorporated by reference to Exhibit 10(p) to the 1996 Form 10-K.

10(p)* Stock Option Agreement dated March 26, 1997 between Registrant and Larry I. Kelley: Incorporated by reference to Exhibit 10(c) to the April 1997 Form 10-Q.

10(q)* Employment Agreement dated November 10, 1997 and Amendment to Employment Agreement dated April 16, 1998 between the Registrant and A. J. Nepa.

10(r)*           Employment  Agreement  dated  October 21, 1991 and Amendment to
                 Employment   Agreement   dated  April  16,  1998   between  the
                 Registrant and George V. Zalitis.

10(s)* Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated April 16, 1998 between the Registrant and Leonard Snyder.

* Denotes a management contract or compensatory plan or agreement.

 Material Contracts -- Other:    None

11               Statement regarding computation of per share earnings

21               Subsidiaries of the Registrant

23               Consent of Deloitte & Touche LLP

27               Financial Data Schedule (electronic filing only)
 ---------------------------------------

* Denotes a management contract or compensatory plan or agreement.

(b)          Reports on Form 8-K.

             On January 21, 1998, the Company filed a Report Form 8-K dated January 20, 1998 to announce that the Company took a one-time restructuring charge in fiscal 1997 for several initiatives designed to return the Company to profitability.

             No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

             On April 29, 1998, the Company filed a report on Form 8-K dated April 29, 1998 to announce changes in the composition of the Company's Board of Directors.

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

                                                 ONE PRICE CLOTHING STORES, INC.

Date:  April 30, 1998                          /s/ Larry I. Kelley
                                               ----------------------------
                                               Larry I. Kelley
                                               President and Chief Executive Officer
                                               (principal executive officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 30, 1998                          /s/ Henry D. Jacobs, Jr.
                                               ----------------------------
                                               Henry D. Jacobs, Jr.
                                               Chairman of the Board of Directors

Date:  April 30, 1998                          /s/ Larry I. Kelley
                                               ----------------------------
                                               Larry I. Kelley
                                               President and Chief Executive Officer
                                              (principal executive officer)

 Date:  April 30, 1998                         /s/ Stephen A. Feldman
                                               ----------------------------
                                               Stephen A. Feldman
                                               Executive Vice President and Chief Financial Officer
                                               (principal financial and accounting officer)

 Date:  April 30, 1998                         /s/ Cynthia R. Cohen
                                               ---------------------------
                                               Cynthia R. Cohen
                                               Director

Date:  April 30, 1998                          /s/ Charles D. Moseley, Jr.
                                               ---------------------------
                                               Charles D. Moseley, Jr.
                                               Director

Date:  April 30, 1998                          /s/ Laurie M. Shahon
                                               ---------------------------
                                               Laurie M. Shahon
                                               Director

 Date:  April 30, 1998                         /s/ Malcolm L. Sherman
                                               ---------------------------
                                               Malcolm L. Sherman
                                               Director

Date:  April 30, 1998                          /s/ James M. Shoemaker, Jr.
                                               ---------------------------
                                               James M. Shoemaker, Jr.
                                               Director

 Date:  April 30, 1998                         /s/ Raymond S. Waters
                                               ---------------------
                                               Raymond S. Waters
                                               Director


                         ONE PRICE CLOTHING STORES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

   ----------------------- ---------------------- ------------------------------------------ ------------------- -----------------

           COL. A
                                  COL. B                           COL. C                          COL. D             COL. E
   ----------------------- ---------------------- ------------------------------------------ ------------------- -----------------
   ----------------------- ---------------------- ------------------------------------------ ------------------- -----------------


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

   ----------------------- ---------------------- ------------------------------------------ ------------------- -----------------




  FISCAL YEAR ENDED
  JANUARY 31, 1998

  Allowance for
  doubtful accounts           $  144,000         $   432,000                                $380,000             $  196,000
                              ==========         ===========                                ========             ==========

  Valuation allowance for
  deferred income taxes       $  354,000         $ 2,802,000                                $     --             $3,156,000
                              ==========         ===========                                =========            ==========

  FISCAL YEAR ENDED
  FEBRUARY 1, 1997

  Allowance for
  doubtful accounts          $   233,000         $   685,000                                $ 774,000             $ 144,000
                                ========         ===========                                =========             =========

  Valuation allowance for
  deferred income taxes      $        --         $   354,000                                $      --             $ 354,000
                               =========         ===========                                =========             =========

  TRANSITION
  PERIOD ENDED
  FEBRUARY 3, 1996

  Allowance for
  doubtful accounts           $  205,000          $  108,000                                $ 80,000              $ 233,000
                              ==========          ==========                                ========              =========

  FISCAL YEAR ENDED
  DECEMBER 30, 1995

  Allowance for
  doubtful accounts             $189,000          $  607,000                                $591,000              $ 205,000
                                ========          ==========                                ========              =========




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

4(e) Amendment Number One to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated May 16, 1997: Incorporated by reference to Exhibit 10(a) to the Registrants Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 0-15385) ("the April 1997 Form 10-Q").

4(f) Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated May 16, 1997: Incorporated by reference to
           Exhibit 10(b) to the April 1997 Form 10-Q.

4(g) Amendment Number Two to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 17, 1997: Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly report on Form 10-Q for the quarter ended August 2, 1997 (File No. 0-15385) ("the July 1997 Form 10-Q").

4(h) Mortgage and Security Agreement by and between First Union National Bank, as Mortgagee and One Price Realty, Inc. as
           Mortgagor  dated  June 17,  1997:  Incorporated  by  reference  to
           Exhibit 10(d) to the July 1997 Form 10-Q.

4(i) Promissory Note by and between First Union National Bank and One Price Realty, Inc. dated June 17, 1997: Incorporated by reference to Exhibit 10(e) to the July 1997 Form 10-Q.

4(j) Lease Agreement by and between One Price Clothing Stores, Inc. as Tenant and One Price Realty, Inc. as Landlord dated June 17, 1997:
           Incorporated by reference to Exhibit 10(f) to the July 1997 Form
           10-Q.

4(k) Amendment Number Three to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 19, 1998.

4(l) Amendment Number One to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated March 20, 1998.

4(m) Amendment Number Two to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated April 21, 1998.

4(n) The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

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

10(g)* Employment Agreement dated January 16, 1995 and Amendment to Employment Agreement dated January 20, 1997 between the Registrant and Stephen A. Feldman: Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended February 1, 1996 ("the Form 10-K").

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

10(l)* Employment Agreement dated March 30, 1992 and Amendment to Employment Agreement dated February 4, 1997 between the Registrant and Ronald Swedin. Incorporated by reference to Exhibit of the same number to the 1996 Form 10-K.

10(m)* Agreement dated March 25, 1997 between the Registrant and Henry D. Jacobs, Jr.: Incorporated by reference to Exhibit 10(n) to the 1996 Form 10-K.

10(n)* Employment Agreement dated March 26, 1997 between the Registrant and Larry I. Kelley: Incorporated by reference to Exhibit 10(o) to the 1996 Form 10-K.

10(o)* Addendum to Employment Agreement dated March 6, 1997 between the Registrant and Henry D. Jacobs, Jr.: Incorporated by reference to
           Exhibit 10(p) to the 1996 Form 10-K.

10(p)* Stock Option Agreement dated March 26, 1997 between Registrant and Larry I. Kelley: Incorporated by reference to Exhibit 10(c) to the April 1997 Form 10-Q.

10(q)* Employment Agreement dated November 10, 1997 and Amendment to Employment Agreement dated April 16, 1998 between
           Registrant and A. J. Nepa.

10(r)* Employment Agreement dated October 21, 1991 and Amendment to Employment Agreement dated April 16, 1998 between the
           Registrant and George V. Zalitis.

10(s)* Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated April 16, 1998 between the Registrant and Leonard Snyder.

* Denotes a management contract or compensatory plan or agreement.


 Material Contracts -- Other:     None

11           Statement regarding computation of per share earnings

21           Subsidiaries of the Registrant

23           Consent of Deloitte & Touche LLP

27           Financial Data Schedule (electronic filing only)
 ---------------------------------------

* Denotes a management contract or compensatory plan or agreement.

(b)          Reports on Form 8-K.

             On January 21, 1998, the Company filed a Report Form 8-K dated January 20, 1998 to announce that the Company took a one-time restructuring charge in fiscal 1997 for several initiatives designed to return the Company to profitability.

             No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

             On April 29, 1998, the Company filed a report on Form 8-K dated April 29, 1998 to announce changes in the composition of the Company's Board of Directors.

(c)          Exhibits.

             The response to this portion of Item 14 is submitted as a separate section of this report.

(d)          Financial Statement Schedules.

             The response to this portion of Item 14 is submitted as a separate section of this report.