Form 10-Q
period 1998-05-02
ONE PRICE CLOTHING STORES INC
filed 1998-06-10
CIK 812446

UNITED STATES

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     FORM 10-Q



|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 2, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock outstanding, as of June 4, 1998 was 10,435,531.


                                               INDEX
                           ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed  consolidated  balance sheets -- May 2, 1998, January 31,
1998 and May 3, 1997

             Condensed consolidated statements of operations -- Three-month periods ended May 2, 1998 and May 3, 1997

             Condensed consolidated statements of cash flows -- Three-month periods ended May 2, 1998 and May 3, 1997

             Notes to unaudited condensed consolidated financial statements -- May 2, 1998

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

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiaries

                                                                           May 2,            January 31,           May 3,
                                                                           1998               1998 (1)             1997
                                                                  ------------------  ------------------  ------------------
                                                                        (Unaudited)                             (Unaudited)
    Assets
    CURRENT ASSETS
       Cash and cash equivalents                                $         2,695,000 $         1,827,000 $         2,996,000
       Merchandise inventories                                           45,540,000          35,508,000          53,839,000
       Federal and state income taxes receivable                          2,855,000           4,637,000           2,929,000
       Deferred income taxes                                                     --                  --           2,290,000
       Other current assets                                               7,821,000           6,359,000           5,369,000
                                                                  ------------------  ------------------  ------------------
       TOTAL CURRENT ASSETS                                              58,911,000          48,331,000          67,423,000
                                                                  ------------------  ------------------  ------------------

    PROPERTY AND EQUIPMENT, at cost                                      60,858,000          60,752,000          58,305,000
       Less accumulated depreciation                                     25,886,000          24,748,000          22,533,000
                                                                  ------------------  ------------------  ------------------
                                                                         34,972,000          36,004,000          35,772,000
                                                                  ------------------  ------------------  ------------------

    OTHER ASSETS                                                          3,844,000           3,777,000           2,949,000
                                                                  ------------------  ------------------  ------------------
                                                                $        97,727,000 $        88,112,000 $       106,144,000
                                                                  ==================  ==================  ==================

    Liabilities and Shareholders' Equity
    CURRENT LIABILITIES
       Accounts payable                                         $        25,909,000 $        25,391,000 $        27,729,000
       Current portion of long-term debt and note payable                17,331,000          11,664,000          15,514,000
       Sundry liabilities                                                 8,601,000           7,025,000           7,977,000
                                                                  ------------------  ------------------  ------------------
       TOTAL CURRENT LIABILITIES                                         51,841,000          44,080,000          51,220,000
                                                                  ------------------  ------------------  ------------------

    LONG-TERM DEBT                                                        7,863,000           7,915,000           5,921,000
                                                                  ------------------  ------------------  ------------------

    DEFERRED INCOME TAXES AND OTHER
       NONCURRENT LIABILITIES                                             2,956,000           3,095,000           3,217,000
                                                                  ------------------  ------------------  ------------------

    SHAREHOLDERS' EQUITY
       Preferred Stock, par value $0.01, --
         Authorized and unissued 500,000 shares
       Common Stock, par value $0.01 --
         Authorized 35,000,000 shares, issued and
         outstanding 10,435,531 shares (all periods)                        104,000             104,000             104,000
       Additional paid-in capital                                        11,453,000          11,453,000          11,453,000
       Retained earnings                                                 23,510,000          21,465,000          34,229,000
                                                                  ------------------  ------------------  ------------------
                                                                         35,067,000          33,022,000          45,786,000
                                                                  ------------------  ------------------  ------------------
                                                                $        97,727,000 $        88,112,000 $       106,144,000
                                                                  ==================  ==================  ==================

    (1) Derived from audited financial statements.


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                        Three-Month Period Ended
                                                                                 ----------------------------------------
                                                                                      May 2,                May 3,
                                                                                       1998                  1997
                                                                                 ------------------    ------------------

NET SALES                                                                      $        82,513,000   $        78,899,000
Cost of goods sold, distribution and buying costs                                       51,892,000            49,370,000
                                                                                 ------------------    ------------------
GROSS MARGIN                                                                            30,621,000            29,529,000
                                                                                 ------------------    ------------------

Selling, general and administrative expenses                                            17,995,000            19,032,000
Store rent and related expenses                                                          6,883,000             6,297,000
Depreciation and amortization expense                                                    1,322,000             1,223,000
Interest expense                                                                           649,000               586,000
                                                                                 ------------------    ------------------
                                                                                        26,849,000            27,138,000
Interest income                                                                             30,000                14,000
                                                                                 ------------------    ------------------
NET EXPENSES                                                                            26,819,000            27,124,000
                                                                                 ------------------    ------------------

INCOME BEFORE INCOME TAXES                                                               3,802,000             2,405,000
Provision for income taxes                                                               1,757,000               961,000
                                                                                 ------------------    ------------------
NET INCOME                                                                     $         2,045,000   $         1,444,000
                                                                                 ==================    ==================

Net income per common share - Basic - Note B                                   $              0.20   $              0.14
                                                                                 ==================    ==================

Net income per common share - Diluted - Note B                                 $              0.20   $              0.14
                                                                                 ==================    ==================

Weighted average common shares outstanding -
  Basic - Note B                                                                        10,435,531            10,435,531
                                                                                 ==================    ==================

Weighted average common shares outstanding -
  Diluted - Note B                                                                      10,439,380            10,464,462
                                                                                 ==================    ==================


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                          Three-Month Period Ended
                                                                                    ----------------------------------------
                                                                                         May 2,                May 3,
                                                                                          1998                  1997
                                                                                    ------------------    ------------------


    OPERATING ACTIVITIES:
       Net income                                                                 $         2,045,000   $         1,444,000
       Adjustments to reconcile net income to net cash
         (used in) provided by operating activities
           Depreciation and amortization                                                    1,322,000             1,223,000
           Decrease in other noncurrent assets                                                102,000                36,000
           (Decrease) increase in other noncurrent                                           (70,000)               235,000
              liabilities
           Deferred income tax benefit                                                             --             (400,000)
           Loss on disposal of property and equipment                                         114,000               228,000
           Changes in operating assets and liabilities                                    (7,601,000)           (1,324,000)
                                                                                    ------------------    ------------------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                                          (4,088,000)             1,442,000
                                                                                    ------------------    ------------------

    INVESTING ACTIVITIES:
       Purchases of property and equipment                                                  (318,000)             (893,000)
       Increase in other noncurrent assets, net                                             (246,000)             (101,000)
       Decrease in amount due from related party                                               13,000                    --
                                                                                    ------------------    ------------------
    NET CASH USED IN INVESTING ACTIVITIES                                                   (551,000)             (994,000)
                                                                                    ------------------    ------------------

    FINANCING ACTIVITIES:
       Net borrowings from revolving credit facility                                        5,667,000               396,000
       Repayment of long-term debt                                                           (52,000)             (394,000)
       Debt financing costs incurred                                                         (40,000)                    --
       Payment of capital lease obligation                                                   (55,000)              (21,000)
       (Decrease) increase in amount due to related                                          (13,000)                10,000
           parties
                                                                                    ------------------    ------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                            5,507,000               (9,000)
                                                                                    ------------------    ------------------

    INCREASE IN CASH AND CASH EQUIVALENTS                                                     868,000               439,000
    Cash and cash equivalents at beginning of period                                        1,827,000             2,557,000
                                                                                    ------------------    ------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                                                  $         2,695,000   $         2,996,000
                                                                                    ==================    ==================

    SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                             $           660,000   $           460,000
        Income taxes paid                                                                      14,000                45,000
        Noncash financing activity - capital leases                                                --                10,000




See notes to unaudited condensed consolidated financial statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries


May 2, 1998

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month period ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

NOTE B -- EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of shares under option.

NOTE C -- CREDIT FACILITIES

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

Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below) and bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. The amended agreement provides for a temporary adjustment to the lending formula to increase the borrowing availability during the period January 30, 1998 through June 30, 1998. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At May 2, 1998, the Company had approximately $8.7 million in excess availability under the revised borrowing base formula. At June 5, 1998, the Company had approximately $14.2 million in excess availability. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. After June 30, 1998, when the temporary adjustment to the lending formula expires, excess availabilities at May 2, 1998 and June 5, 1998 would have been $6.4 million and $11.8 million, respectively.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur other indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a minimum adjusted net worth (both as defined in the agreement). Effective January 30, 1998, such minimum net worth requirement was reduced from $34,000,000 to $25,000,000. The Company was in compliance with these covenants at May 2, 1998.

In May 1997, the Company entered into an agreement with a commercial bank to provide a letter of credit facility of up to $3,000,000. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. In March 1998, the agreement was amended to adjust the Company's minimum net worth requirement to the same level as that required by the Company's primary lender under the revolving credit agreement. In April 1998, the agreement was amended to extend the expiration date of the facility to the earlier of June 1999 or termination of the Company's revolving credit facility with its primary lender. The agreement, as amended, contains certain restrictive covenants which are substantially the same as those in the Company's amended revolving credit facility discussed above.

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at May 2, 1998.


NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income within the basic financial statements for those entities with items which qualify as components of comprehensive income such as foreign currency transactions and unrealized gains on securities. The Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive income equal to net income reported for the three-month period ended May 2, 1998.

The FASB issued SFAS 131, "Disclosures about Segments of the Enterprise and Related Information," effective for periods beginning after December 15, 1997. The new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise which qualifies based on quantifiable and decision-making criteria. The Company is in the process of reviewing the effect, if any, that SFAS 131 will have on the Company's consolidated financial statements.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of May 2, 1998 and May 3, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of January 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 1998 (April 21, 1998 as to Note B), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Charlotte, North Carolina
May 21, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended May 2, 1998 were $82,513,000 compared to $78,899,000 for the quarter ended May 3, 1997. Comparable store sales for the quarter were flat compared to the same quarter last year. The Company considers stores that have been open 18 months or more to be comparable, and there were 576 such stores at May 2, 1998.

Three stores were opened during the first quarter of fiscal 1998, two stores were relocated and sixteen underperforming stores were closed. At May 2, 1998, the Company operated 647 stores, one fewer than at quarter-end last year, in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Sales performance for the first several weeks of the first quarter of fiscal 1998 were affected by slow receipts of key Spring merchandise. Sales strengthened during the last six weeks of the first quarter of fiscal 1998 and were in excess of planned levels. Management believes the strong sales trends are primarily due to favorable customer reaction to the current merchandise mix, a renewed emphasis on core pricing which began late last year, favorable weather experienced in most of the Company's markets and to favorable sales trends in the retail apparel industry.

Gross margin was 37.1% of net sales in the first quarter of fiscal 1998 compared to 37.4% of net sales in the first quarter of fiscal 1997. The slight decrease in gross margin as a percentage of net sales was principally due to taking Spring merchandise markdowns earlier than in fiscal 1997 and to increasing the provision for shrinkage versus the comparable quarter last year.

Selling, general and administrative ("SG&A") expenses were 21.8% of net expenses in the first quarter of fiscal 1998 compared to 24.1% of net sales in the first quarter of fiscal 1997. This decrease was primarily due to the initial results of cost reductions in the Company's stores and Home Office as part of Management's restructuring plan announced in January 1998.

Store rent and related expenses were 8.3% of net sales in the first quarter of fiscal 1998 compared to 8.0% of net sales in the first quarter of fiscal 1997. Store rent and related expenses per average store increased 8% for the first quarter of fiscal 1998 compared to the same period last year. The increase in average store rents was due to the continuation of the Company's store expansion strategy of increasing the proportion of larger, higher volume stores, and, thus entering more costly sites with higher rents, and the closing of older, underperforming stores which had lower average rent costs. Management anticipates that this trend of increasing average store rents per square foot will continue.

Interest expense increased to 0.8% of net sales in the first quarter of fiscal 1998 compared to 0.7% in the first quarter of fiscal 1997. This increase was due to slightly higher interest rates and increased average levels of borrowing.

The effective income tax benefit rate for fiscal 1997 was 16.1%. Management estimates the Company's effective income tax rate will be approximately 45% in fiscal 1998; however, if sufficient levels of profitability are not achieved, the effective income tax rate may vary significantly.

Outlook

Sales thus far in the second quarter of fiscal 1998 continue ahead of planned levels and comparable store sales comparisons to the same time period in fiscal 1997 are also positive. Management believes the improved sales trends are primarily due to favorable customer reaction to the current merchandise mix and a renewed emphasis on core pricing begun late last year, favorable weather experienced in most of the Company's markets and to favorable sales trends in the retail apparel industry.

The Company's sales and operating results are seasonal. The Company's sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August -
October) and fourth quarter (November - January). Consumer reaction to the Company's merchandise presentation, the effectiveness of the Company's transition to Fall merchandise and the continuation or not of the favorable trends in the women's retail apparel industry will largely determine the profitability of the second, third and fourth quarters of fiscal 1998. During fiscal 1998, the Company intends to focus its efforts on improving sales in existing stores and achieving its margin and cost-containment targets.

As part of its strategy to focus on improving sales in existing stores, the Company will limit the number of new store openings in fiscal 1998. The Company will close in fiscal 1998 the remainder of the 75 underperforming stores originally identified in the restructuring plan announced in January 1998. Forty-seven such underperforming stores have been closed through the end of the first quarter of fiscal 1998 including those closed during January 1998.

Liquidity and Capital Resources

During the first three months of fiscal 1998, net cash provided by borrowings on the Company's revolving credit facility was used to finance the increase in the Company's inventory levels. The Company's inventory levels at May 2, 1998 include spring merchandise in stores and in-transit to the stores and were higher than at January 30, 1998 when inventory levels are typically lower. During the first three months of fiscal 1997, net cash provided by operating activities was used primarily to purchase property and equipment.

Total merchandise inventories at the end of the first quarter of fiscal 1998 decreased 15% compared to the end of the first quarter of fiscal 1997. This decrease in merchandise inventories was primarily due to reducing the proportion of imported merchandise from foreign sources, thereby reducing the levels of merchandise inventories in-transit to the Company's Distribution Center. As a result, the level of outstanding documentary letters of credit decreased to $5.9 million at May 2, 1998 compared to $9.3 million at May 3, 1997. Management expects to continue to pursue opportunistic domestic purchases of merchandise, but will purchase merchandise from foreign sources when it is deemed in the best interests of the Company.

Total accounts payable and amounts outstanding under the credit facilities, including the long-term portions thereof, increased 4% at the end of the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The level of accounts payable and amounts outstanding under the credit facilities is subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy, rate of capital expenditures and prevailing business conditions.

During the first three months of fiscal 1998, $318,000 was used to purchase property and equipment compared to $893,000 in the first three months of fiscal 1997. The decrease in amounts used to purchase property and equipment was due to the Company's strategy to limit the number of new store openings in fiscal 1998.

In May and June 1997 and February 1998, the Company amended its financing arrangements with its primary lender. Considered together, the amendments provide a three-year extension through March 2001 and continue to provide a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000). Under the June 1997 amendment, the Company was permitted to enter into a mortgage loan agreement with a commercial bank (discussed further below) and the term loan portion of the agreement with the primary lender was repaid. Under the May 1997 amendment, the loan was increased by approximately $1,450,000 to $7,500,000.

Borrowings under the credit agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below) and bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. The amended agreement provides for a temporary adjustment to the lending formula to increase the borrowing availability during the period January 30, 1998 through June 30, 1998. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At May 2, 1998, the Company had approximately $8.7 million in excess availability under the revised borrowing base formula. At June 5, 1998, the Company had approximately $14.2 million in excess availability. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. After June 30, 1998, when the temporary adjustment to the lending formula expires, excess availabilities at May 2, 1998 and June 5, 1998 would have been $6.4 million and $11.8 million, respectively.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a minimum adjusted net worth (as defined in the agreement) of $34,000,000. Effective January 30, 1998, the Company's minimum net worth requirement was reduced to $25,000,000. The Company was in compliance with these covenants at May 2, 1998.

In May 1997, the Company entered into an agreement with a commercial bank to provide a letter of credit facility of up to $3,000,000. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. In March 1998, the agreement was amended to adjust the Company's minimum net worth requirement to the same level as that required by the Company's primary lender under the revolving credit agreement. In April 1998, the agreement was amended to extend the expiration date of the facility to the earlier of June 1999 or termination of the Company's revolving credit facility with its primary lender. The agreement, as amended, contains certain restrictive covenants which are substantially the same as those in the Company's amended revolving credit facility discussed above.

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage loan of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at May 2, 1998.

In fiscal 1998, the Company plans to spend approximately $2.0 million on capital expenditures, most of which will be used to remodel, refixture and relocate existing stores. The Company's liquidity requirements in the foreseeable future will be met principally through cash provided by operations and the use of its credit facilities. If deemed by management to be in the best interests of the Company, additional long term debt, capital leases or other permanent financing may be considered.

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

Effect of New Accounting Pronouncements

The FASB issued SFAS 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income within the basic financial statements for those entities with items which qualify as components of comprehensive income such as foreign currency transactions and unrealized gains on securities. The Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive income equal to net income reported for the three-month period ended May 2, 1998.

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

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             (a)    The following exhibits are included herein:

                   10(a)  Amendment  Number  Three  to  the  Loan  and  Security
                   Agreement  by  and  between  Congress  Financial  Corporation
                   (Southern) as Lender and the  Registrant,  One Price Clothing
                   of Puerto  Rico,  Inc. and One Price  Clothing - U.S.  Virgin
                   Islands,   Inc.  as  Borrowers   dated   February  19,  1998:
                   Incorporated by reference to Exhibit 4(k) to the Registrant's
                   Annual  Report on Form 10-K for the year  ended  January  31,
                   1998 (File No. 0-15385) (the "1997 Form 10-K").

                   10(b)Amendment Number One to the Continuing Commercial Credit
                   Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and
                   One Price Clothing - U. S. Virgin Islands, Inc. as Borrowers dated March 20, 1998: Incorporated by reference to Exhibit 4(l) to the 1997 Form 10-K.

                   10(c)  Amendment  Number Two to the Continuing  Commercial
                   Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto
                   Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc.
                   as Borrowers dated April 21, 1998: Incorporated by reference to Exhibit 4(m) to the 1997 Form 10-K.

                   10(d)  Employment  Agreement  dated  November  10,  1997  and
                   Amendment  to  Employment  Agreement  dated  April  16,  1998 between  the  Registrant  and A.  J.  Nepa:  Incorporated  by
                   reference to Exhibit 10(q) to the 1997 Form 10-K.

                   10(e)  Employment   Agreement  dated  October  21,  1991  and
                   Amendment  to  Employment  Agreement  dated  April  16,  1998 between the Registrant and George V. Zalitis: Incorporated by
                   reference to Exhibit 10(r) to the 1997 Form 10-K.

                   10(f)  Letter of Understanding regarding Non-Executive
                   Chairman of the Board position and Consulting Agreement dated April 16, 1998 between the Registrant and Leonard
                   Snyder: Incorporated by reference to Exhibit 10(s) to the 1997 Form 10-K.

                   10(g) Stock Option Agreement dated April 16, 1998 between the Registrant and Leonard Snyder.

                   10(h) Restated By-Laws of the Registrant, as of July 22, 1992 and amended as of July 20, 1994, March 14, 1996 and April 29,
                   1998.

                   11    Computation of Per Share Earnings

                   15    Acknowledgment of Deloitte & Touche LLP, Independent
                         Accountants

                   27    Financial Data Schedule (electronic filing only)

             (b) On April 29, 1998, the Company filed a report on Form 8-K dated April 29, 1998 to announce changes in the composition of the Company's Board of Directors.


SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)



Date:        June 9, 1998                                  /s/ Larry I. Kelley
                                                           -------------------
                                                           Larry I. Kelley
                                                           President and Chief Executive Officer
                                                           (principal executive officer)

Date:        June 9, 1998                                  /s/ Stephen A. Feldman
                                                           ----------------------
             Stephen A. Feldman
                                                           Executive Vice President and
                                                           Chief Financial Officer
                                                           (principal financial and accounting officer)
