Form 10-Q
period 1998-08-01
ONE PRICE CLOTHING STORES INC
filed 1998-09-09
CIK 812446

UNITED STATES

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     FORM 10-Q


|x|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended August 1, 1998

                                                        OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________________ to ________________________

                         Commission file number 0-15385

                              ONE PRICE CLOTHING STORES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                             57-0779028
          (State or other jurisdiction of                          (I.R.S. Employer Identification No.)
           incorporated or organization)

         Highway 290, Commerce Park
         1875 East Main Street
         Duncan, South Carolina                                                   29334
       (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:                            (864) 433-8888
                                                                         -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares for the Registrant's Common Stock outstanding as of September 1, 1998 was 10,435,531.



                                           INDEX
                       ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed  consolidated  balance  sheets  -  August  1,  1998,
                  January 31, 1998 and August 2, 1997

                  Condensed consolidated statements of income - Three-month and six-month periods ended August 1, 1998 and August 2, 1997

                  Condensed consolidated statements of cash flows - Six-month periods ended August 1, 1998 and August 2, 1997

                  Notes to unaudited condensed consolidated financial statements
                     - August 1, 1998

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES


PART I.           FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiaries

                                                                         August 1,          January 31,        August 2,
                                                                           1998             1998 (1)             1997
                                                                   -----------------   ----------------  -----------------
                                                                       (Unaudited)                            (Unaudited)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                     $        2,243,000  $       1,827,000 $        2,691,000
   Merchandise inventories                                               45,861,000         35,508,000         43,925,000
   Federal and state income taxes receivable                                     --          4,637,000                 --
   Deferred income taxes                                                         --                 --          2,094,000
   Other current assets                                                   7,487,000          6,359,000          5,989,000
                                                                   -----------------   ----------------  -----------------
   TOTAL CURRENT ASSETS                                                  55,591,000         48,331,000         54,699,000
                                                                   -----------------   ----------------  -----------------

PROPERTY AND EQUIPMENT, at cost                                          60,465,000         60,752,000         58,935,000
   Less accumulated depreciation                                         26,611,000         24,748,000         22,873,000
                                                                   -----------------   ----------------  -----------------
                                                                         33,854,000         36,004,000         36,062,000
                                                                   -----------------   ----------------  -----------------

OTHER ASSETS                                                              3,867,000          3,777,000          3,032,000
                                                                   -----------------   ----------------  -----------------
                                                                 $       93,312,000  $      88,112,000 $       93,793,000
                                                                   =================   ================  =================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                              $       23,631,000  $      25,391,000 $       25,232,000
   Current portion of long-term debt and note payable                    10,692,000         11,664,000            658,000
   Sundry liabilities                                                     9,719,000          7,025,000          8,488,000
                                                                   -----------------   ----------------  -----------------
   TOTAL CURRENT LIABILITIES                                             44,042,000         44,080,000         34,378,000
                                                                   -----------------   ----------------  -----------------

LONG-TERM DEBT                                                            7,834,000          7,915,000          7,963,000
                                                                   -----------------   ----------------  -----------------

DEFERRED INCOME TAXES AND OTHER
   NONCURRENT LIABILITIES                                                 2,852,000          3,095,000          3,275,000
                                                                   -----------------   ----------------  -----------------

SHAREHOLDERS' EQUITY
   Preferred Stock, par value $0.01, --
     authorized and unissued 500,000 shares
   Common Stock, par value $0.01 --
     authorized 35,000,000 shares, issued and
     outstanding 10,435,531 shares (all periods)                            104,000            104,000            104,000
   Additional paid-in capital                                            11,453,000         11,453,000         11,453,000
   Retained earnings                                                     27,027,000         21,465,000         36,620,000
                                                                   -----------------   ----------------  -----------------
                                                                         38,584,000         33,022,000         48,177,000
                                                                   -----------------   ----------------  -----------------
                                                                 $       93,312,000  $      88,112,000 $       93,793,000
                                                                   =================   ================  =================

(1) Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                       Three-Month Period Ended                     Six-Month Period Ended
                                              ---------------------------------------  -----------------------------------------
                                                     August 1,            August 2,            August 1,             August 2,
                                                       1998                 1997                1998                  1997
                                              -------------------   -----------------  --------------------   ------------------

NET SALES                                   $         95,786,000  $       86,134,000 $         178,299,000  $       165,033,000
Cost of goods sold, distribution
     and buying  costs                                61,276,000          55,027,000           113,168,000          104,397,000
                                              -------------------   -----------------  --------------------   ------------------
GROSS MARGIN                                          34,510,000          31,107,000            65,131,000           60,636,000
                                              -------------------   -----------------  --------------------   ------------------

Selling, general and administrative
     expenses                                         19,671,000          19,252,000            37,666,000           38,284,000
Store rent and related expenses                        6,735,000           6,276,000            13,618,000           12,573,000
Depreciation and amortization
     expense                                           1,338,000           1,185,000             2,660,000            2,408,000
Interest expense                                         581,000             485,000             1,230,000            1,071,000
                                              -------------------   -----------------  --------------------   ------------------
                                                      28,325,000          27,198,000            55,174,000           54,336,000
Interest income                                           42,000              26,000                72,000               40,000
                                              -------------------   -----------------  --------------------   ------------------
NET EXPENSES                                          28,283,000          27,172,000            55,102,000           54,296,000
                                              -------------------   -----------------  --------------------   ------------------

INCOME BEFORE INCOME TAXES                             6,227,000           3,935,000            10,029,000            6,340,000
Provision for income taxes                             2,710,000           1,544,000             4,467,000            2,505,000
                                              -------------------   -----------------  --------------------   ------------------
NET INCOME                                  $          3,517,000  $        2,391,000 $           5,562,000  $         3,835,000
                                              ===================   =================  ====================   ==================

Net income per common share -
     Basic - Note B                         $               0.34  $             0.23 $                0.53  $              0.37
                                              ===================   =================  ====================   ==================

Net income per common share -
     Diluted - Note B                       $               0.33  $             0.23 $                0.53  $              0.37
                                              ===================   =================  ====================   ==================

Weighted average number of
     common shares outstanding --
     basic - Note B                                   10,435,531          10,435,531            10,435,531           10,435,531
                                              ===================   =================  ====================   ==================

Weighted average number of
     common shares outstanding --
     diluted - Note B                                 10,537,735          10,468,554            10,508,028           10,466,351
                                              ===================   =================  ====================   ==================

See notes to unaudited condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                     Six-Month Period Ended
                                                                            ------------------------------------------
                                                                                 August 1,              August 2,
                                                                                    1998                   1997
                                                                            ---------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $          5,562,000     $      3,835,000
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                 2,660,000            2,408,000
       Decrease in other noncurrent assets                                              37,000              255,000
       (Decrease) increase in other noncurrent liabilities                             (51,000)             330,000
       Deferred income tax benefit                                                          --             (181,000)
       Loss on disposal of property and equipment                                      272,000              367,000
       Changes in operating assets and liabilities                                  (5,818,000)           8,735,000
                                                                            ---------------------    -----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                     2,662,000           15,749,000
                                                                            ---------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (646,000)          (2,336,000)
   Purchases of other noncurrent assets                                               (372,000)            (198,000)
   Decrease in amount due from related party                                            13,000                   --
                                                                            ---------------------    -----------------
       NET CASH USED IN INVESTING ACTIVITIES                                        (1,005,000)          (2,534,000)
                                                                            ---------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayment of revolving credit facility                                         (978,000)         (14,478,000)
   Proceeds from long-term debt borrowings                                                  --            9,572,000
   Repayment of long-term debt                                                         (76,000)          (7,906,000)
   Debt financing costs incurred                                                       (40,000)            (201,000)
   Payment of capital lease obligation                                                (110,000)             (44,000)
   Decrease in amount due to related parties                                           (37,000)             (24,000)
                                                                            ---------------------    -----------------
       NET CASH USED IN  FINANCING ACTIVITIES                                       (1,241,000)         (13,081,000)
                                                                            ---------------------    -----------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                                 416,000              134,000
Cash and cash equivalents at beginning of period                                     1,827,000            2,557,000
                                                                            ---------------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $          2,243,000     $      2,691,000
                                                                            =====================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                         $          1,163,000     $        818,000
    Income taxes paid                                                                   49,000               54,000
    Noncash financing activity - capital leases                                             --               10,000


See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

August 1, 1998

NOTE A - BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and six-month periods ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

NOTE B - EARNINGS PER SHARE

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

Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below). The borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. The amended agreement provided for a one-time temporary adjustment to the lending formula to increase the borrowing availability during the period January 30, 1998 through June 30, 1998. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At August 1, 1998, the Company had approximately $10.7 million in excess availability. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a minimum adjusted net worth (both as defined in the agreement). Effective January 30, 1998, such minimum net worth requirement was reduced from $34,000,000 to $25,000,000. The Company was in compliance with these covenants at August 1, 1998.

In May 1997, the Company entered into an agreement with a commercial bank to provide a letter of credit facility of up to $3,000,000. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. In March 1998, the agreement was amended to adjust the Company's minimum net worth requirement to the same level as that required by the Company's primary lender under the revolving credit agreement. In April 1998, the agreement was amended to extend the expiration date of the facility to the earlier of June 1999 or termination of the Company's revolving credit facility with its primary lender. The agreement, as amended, contains certain restrictive covenants, which are substantially the same as those in the Company's amended revolving credit facility discussed above.

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at August 1, 1998.

NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income within the basic financial statements for those entities with items which qualify as components of comprehensive income such as foreign currency transactions and unrealized gains or losses on available-for-sale securities. Because the Company has no items which qualify as components of comprehensive income, the Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive income equal to net income reported for the three-month and six-month periods ended August 1, 1998.

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. This new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise which qualifies based on quantifiable and decision-making criteria. The Company is in the process of reviewing the effect, if any, that SFAS 131 will have on the Company's consolidated financial statements.



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of August 1, 1998 and August 2, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods then ended and the condensed consolidated statement of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of January 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not present herein); and in our report dated March 20, 1998 (April 21, 1998 as to Note B), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Greenville, South Carolina
August 21, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended August 1, 1998 increased 11.2% to $95,786,000 compared to $86,134,000 for the quarter ended August 2, 1997. Net sales for the six-month period ended August 1, 1998 increased 8.0% to $178,299,000 compared to $165,033,000 for the same time period in 1997. Comparable store sales for the second quarter of fiscal 1998 increased 10.1% compared to the same quarter last year. Comparable store sales for the six-month period ended August 1, 1998 increased 5.2% compared to the same time period in 1997. We consider stores that have been open 18 months or more to be comparable, and there were 557 such stores at August 1, 1998. We believe these sales results reflect the favorable sales environment in the retail apparel industry and show customer acceptance of our current merchandise mix and renewed focus on value.

Pursuant to our previously announced restructuring plan, we closed 39 under-performing stores during the first six months of fiscal 1998. In addition, we relocated three stores and expanded two of our top-performing stores while limiting new store openings to three through August 1, 1998. At August 1, 1998, we operated 624 stores, 28 fewer than at quarter end last year. The stores are located in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin was 36.0% of net sales in the second quarter of fiscal 1998 compared to 36.1% of net sales in the second quarter of fiscal 1997. For the first six months of fiscal 1998, gross margin was 36.5% of net sales versus 36.7% of net sales for the same time period in 1997. In both periods, the slight decrease in gross margin as a percentage of net sales was primarily due to our renewed core pricing strategy and to an increase in the provision for shrinkage, and was offset, in part, by a decrease in merchandise markdowns compared to the same time periods in 1997.

Selling, general and administrative ("SG&A") expenses were 20.5% of net sales for the second quarter of fiscal 1998 compared to 22.4% of net sales in the second quarter of fiscal 1997. SG&A expenses were 21.1% of net sales in the first six months of fiscal 1998 compared to 23.2% of net sales for the same time period last year. These decreases in SG&A expenses as a percentage of net sales are primarily due to the initial results of the cost reductions due to store closings and to effective cost strategies in the Company's stores and Home Office as part of our restructuring plan announced in January 1998.

Store rent and related expenses per average store increased 9% in both the second quarter of fiscal 1998 and the first six months of fiscal 1998 compared to the same periods last year. However, due to significantly higher year-over-year sales during the second quarter of fiscal 1998, store rent and related expenses expressed as a percentage of net sales decreased to 7.0% in the second quarter of fiscal 1998 compared to 7.3% during the same period last year. During the first six months of fiscal 1998, the year-over-year increase in sales caused store rent and related expenses expressed as a percentage of net sales to be flat to the same period last year at 7.6%. The increase in average store rents was due to the Company's store expansion strategy of increasing the proportion of larger, high volume stores, and thus entering more costly sites with higher rent, and closing older, under-performing stores which had lower average rent costs. We anticipate that this trend of increasing average store rents will continue.

Interest expense was 0.6% of net sales in both the second quarter of fiscal 1998 and fiscal 1997. Interest expense increased to 0.7% of net sales for the first six months of fiscal 1998 from 0.6% of net sales for the same time period in 1997 due to slightly higher interest rates and increased average levels of borrowing.

The effective income tax benefit rate for fiscal 1997 was 16.1%. We estimate that the Company's effective income tax rate will be approximately 42% in fiscal 1998; however, if sufficient levels of profitability are not achieved, the effective income tax rate may vary significantly.

Outlook

Sales thus far in the third quarter of fiscal 1998 have continued ahead of planned levels, and comparable store sales comparisons to the same period in fiscal 1997 are also positive. We believe that the early improvements thus far in third quarter sales compared to the same time period last year are primarily due to the favorable customer reaction towards the current value-priced fall merchandise assortment -- particularly items targeted for the back-to-school season -- and the favorable sales trends in the retail apparel industry.

The Company's sales and operating results are seasonal. The Company's sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January). Continued favorable customer reaction to the Company's merchandise assortment, and the continuation or not of the favorable trends in the women's and children's retail apparel industry will largely determine the profitability of the third and fourth quarters of fiscal 1998. During the remainder of fiscal 1998, the Company intends to continue to focus its efforts on improving sales in its existing stores, while also attempting to achieve its margin and cost-containment targets.

As part of our strategy to focus on improving sales in existing stores, we will continue to limit the number of new store openings in fiscal 1998. In our previously announced restructuring plan, we identified 75 under-performing stores that would be closed during fiscal 1998. As of August 1, 1998, 59 of those under-performing stores were closed, including those closed during January 1998. Also, during the first six months of fiscal 1998, we closed 11 additional stores due to lack of performance or circumstances that had not been identified prior to the announcement of the restructuring plan. We will continue to evaluate each of the remaining stores identified for closing in the restructuring plan to determine if it is still in the Company's best interests to close them, given the significant improvement in performance demonstrated by many of these stores thus far in fiscal 1998.

Liquidity and Capital Resources

Net income for the first six months of fiscal 1998 increased 45% compared to the same time period in fiscal 1997. Net cash provided by operating activities during the first six months of fiscal 1998 was $2,662,000 compared to $15,749,000 during the first six months of fiscal 1997. Net cash provided by operating activities decreased in the first six months of fiscal 1998 primarily due to the addition of $10,353,000 in inventory compared with a decrease in inventory of $4,446,000 during the same period last year. During the first six months of fiscal 1998 and fiscal 1997, net cash provided by operating activities was primarily used to reduce the revolving credit balance and to purchase property, equipment and software.

Total merchandise inventories at the end of the second quarter of fiscal 1998 increased by 4% compared to the end of the second quarter of fiscal 1997, despite operating 28 fewer stores than at quarter-end last year. This increase in inventory levels was due to positioning our stores for the fall selling season earlier in fiscal 1998 than fiscal 1997 and to supporting the significantly higher year-over-year sales levels experienced thus far in fiscal 1998. This increase in in-store inventories was partially offset by a decrease of merchandise in-transit to the Company's Distribution Center, which was a result of reducing the amount of imported merchandise from foreign sources. As a result, the level of outstanding documentary letters of credit decreased to $6.4 million on August 1, 1998 compared to $7.2 million on August 2, 1997. The company's inventory levels at August 1, 1998 include fall merchandise in stores and in the Distribution Center and were higher than at January 31, 1998 when inventory levels are typically lower. Management expects to continue to pursue opportunistic domestic purchases of merchandise, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company.

Total accounts payable and amounts outstanding under the credit facilities, including long-term portions thereof, increased 25% at the end of second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The level of accounts payable and amounts outstanding under the credit facilities is subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy, rate of capital expenditures and prevailing business conditions.

During the first six months of fiscal 1998, $646,000 was used to purchase property and equipment compared to $2,336,000 in the first six months of fiscal 1997. The decrease in amounts used to purchase property and equipment was due to the Company's strategy to limit the number of new store openings in fiscal 1998.

In May and June 1997, and February 1998, the Company amended its financing arrangements with its primary lender. Considered together, the amendments provide a three-year extension through March 2001 and continue to provide a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000). Under the June 1997 amendment, the Company was permitted to enter into a mortgage loan agreement with a commercial bank (discussed further below) and the term loan portion of the agreement with the primary lender was repaid. Under the May 1997 amendment, the term loan was increased by approximately $1,450,000 to $7,500,000.

Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below). The borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. The amended agreement provided for a one-time temporary adjustment to the lending formula to increase the borrowing availability during the period January 30, 1998 through June 30, 1998. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At August 1, 1998, the Company had approximately $10.7 million in excess availability. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a minimum adjusted net worth (both as defined in the agreement). Effective January 30, 1998, such minimum net worth requirement was reduced from $34,000,000 to $25,000,000. The Company was in compliance with these covenants at August 1, 1998.

In May 1997, the Company entered into an agreement with a commercial bank to provide a letter of credit facility of up to $3,000,000. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. In March 1998, the agreement was amended to adjust the Company's minimum net worth requirement to the same level as that required by the Company's primary lender under the revolving credit agreement. In April 1998, the agreement was amended to extend the expiration date of the facility to the earlier of June 1999 or termination of the Company's revolving credit facility with its primary lender. The agreement, as amended, contains certain restrictive covenants, which are substantially the same as those in the Company's amended revolving credit facility discussed above.

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at August 1, 1998.

In fiscal 1998, the Company plans to spend approximately $2.5 million on capital expenditures, most of which will be used to remodel, refixture, expand, and relocate existing stores. The Company's liquidity requirements in the foreseeable future will be met principally through cash provided by operations and the use of its credit facilities. If deemed by management to be in the best interests of the Company, additional long-term debt, capital leases, or other permanent financing may be considered.

Year 2000 Systems Readiness

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. Based on the review, the Company's major systems which would be adversely affected by the year 2000 are being replaced or upgraded through the normal course of business. Internal resources are being used to evaluate, modify and test the Company's other systems which are not scheduled to be upgraded or replaced through the normal course of business. Management believes the combination of these efforts will prepare the Company's computer systems for the year 2000 on a timely basis. However, if such modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company. The incremental cost associated with major system upgrades and/or replacements, as well as internal efforts to evaluate, modify and test the Company's other systems, are not expected to be material to the Company's consolidated financial statements.

Effect of New Accounting Pronouncements

The FASB issued SFAS 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income within the basic financial statements for those entities with items which qualify as components of comprehensive income such as foreign currency transactions and unrealized gains or losses on available-for-sale securities. Because the Company has no items which qualify as components of comprehensive income, the Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive income equal to net income reported for the three-month and six-month periods ended August 1, 1998.

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. This new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise which qualifies based on quantifiable and decision-making criteria. The Company is in the process of reviewing the effect, if any, that SFAS 131 will have on the Company's consolidated financial statements.

Private Securities Litigation Reform Act of 1995

All statements contained in this document as to future expectations and financial results, including, but not limited to, statements containing the words "believes," "anticipates," "expects," and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in fiscal 1998 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, the general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pressure from store expansion, pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; whether or not the Company and/or its major suppliers will ready their computer systems to be "Year 2000 Compliant" in a timely manner; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Item 1.           Legal Proceedings
                           None

Item 2.           Changes in Securities
                           None

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders

The Company received proxies representing 92.8% of the 10,435,531 shares outstanding and eligible to vote at the Annual meeting of the Company's shareholders held on June 10, 1998. The following summarizes the votes thereat:

             Matter                           For         Against        Abstentions         Non-Votes
Election of Directors:
  Leonard M. Snyder                        9,608,989         0                   72,975          0
  Larry I. Kelley                          9,626,139         0                   55,825          0
  Cynthia R. Cohen                         9,615,689         0                   66,275          0
  Warren Flick                             9,620,806         0                   61,158          0
  Laurie M. Shahon                         9,625,689         0                   56,275          0
  Malcolm L. Sherman                       9,478,141         0                  203,823          0
  James M. Shoemaker, Jr.                  9,616,139         0                   65,825          0
  Raymond S. Waters                        9,619,439         0                   62,525          0

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K

         (a)   The following exhibits are included herein:

               11      Computation of Per Share Earnings

               15 Acknowledgment of Deloitte & Touche LLP, independent accountants

               27      Financial Data Schedule (electronic filing only)


         (b) On June 19, 1998, the Company filed a report on Form 8-K dated June 10, 1998 to announce a 12.5% comparable store sales increase for May and to announce the resignation of its Executive Vice President and Chief Financial Officer.







SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:    September 8, 1998                         /s/ Larry I. Kelley
                                                   -------------------
                                                   Larry I. Kelley
                                                   President and Chief Executive
                                                   Officer (principal executive
                                                   officer, principal financial
                                                   officer and principal
                                                   accounting officer)