Form 10-Q
period 1998-10-31
ONE PRICE CLOTHING STORES INC
filed 1998-12-15
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1998

                                                              OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                                 Commission file number 0-15385

                                  ONE PRICE CLOTHING STORES, INC.
                   (Exact name of registrant as specified in its charter)

               Delaware                                  57-0779028
         (State or other jurisdiction                    (I.R.S. Employer identification No.)
          incorporation or organization)

         Highway 290, Commerce Park
         1875 East Main Street
         Duncan, South Carolina                               29334
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:       (864) 433-8888
                                                          -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of December 1, 1998 was 10,439,531.

                                      INDEX
                  ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - October 31, 1998,  January 31, 1998 and November 1, 1997

                  Condensed consolidated  statements of operations - Three-month and nine-month  periods ended October 31, 1998 and November 1,
                  1997

                  Condensed consolidated statements of cash flows - Nine-month periods ended October 31, 1998 and November 1, 1997

                  Notes to unaudited condensed consolidated financial statements - October 31, 1998

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
One Price Clothing Stores, Inc. and Subsidiaries

                                                                     October 31,          January 31,          November 1,
                                                                        1998                 1998                  1997
                                                                  ------------------   ------------------    -----------------
                                                                     (Unaudited)              (1)              (Unaudited)
    Assets
    CURRENT ASSETS
       Cash and cash equivalents                                $         2,500,000  $         1,827,000   $        2,436,000
       Merchandise inventories                                           52,197,000           35,508,000           50,820,000
       Federal and state income taxes receivable                                 --            4,637,000            2,578,000
       Deferred income taxes                                                     --                   --            2,530,000
       Other current assets                                               6,751,000            6,359,000            5,963,000
                                                                  ------------------   ------------------    -----------------
       TOTAL CURRENT ASSETS                                              61,448,000           48,331,000           64,327,000
                                                                  ------------------   ------------------    -----------------

    PROPERTY AND EQUIPMENT, at cost                                      60,700,000           60,752,000           61,009,000
       Less accumulated depreciation                                     27,553,000           24,748,000           23,982,000
                                                                  ------------------   ------------------    -----------------
                                                                         33,147,000           36,004,000           37,027,000
                                                                  ------------------   ------------------    -----------------

    OTHER ASSETS                                                          3,889,000            3,777,000            3,278,000
                                                                  ------------------   ------------------    -----------------
                                                                $        98,484,000  $        88,112,000   $      104,632,000
                                                                  ==================   ==================    =================

    Liabilities and Shareholders' Equity
    CURRENT LIABILITIES
       Accounts payable                                         $        28,975,000  $        25,391,000   $       30,438,000
       Current portion of long-term debt and note payable                13,141,000           11,664,000           12,199,000
       Sundry liabilities                                                 8,798,000            7,025,000            7,351,000
                                                                  ------------------   ------------------    -----------------
       TOTAL CURRENT LIABILITIES                                         50,914,000           44,080,000           49,988,000
                                                                  ------------------   ------------------    -----------------

    LONG-TERM DEBT                                                        7,795,000            7,915,000            7,927,000
                                                                  ------------------   ------------------    -----------------

    DEFERRED INCOME TAXES AND OTHER
       NONCURRENT LIABILITIES                                             2,895,000            3,095,000            3,701,000
                                                                  ------------------   ------------------    -----------------

    SHAREHOLDERS' EQUITY
       Preferred Stock, par value $0.01, --
         authorized and unissued 500,000 shares
       Common Stock, par value $0.01 --
         authorized 35,000,000 shares, issued and
         outstanding 10,439,531, 10,435,531 and
         10,435,531 shares                                                  104,000              104,000              104,000
       Additional paid-in capital                                        11,465,000           11,453,000           11,453,000
       Retained earnings                                                 25,311,000           21,465,000           31,459,000
                                                                  ------------------   ------------------    -----------------
                                                                         36,880,000           33,022,000           43,016,000
                                                                  ------------------   ------------------    -----------------
                                                                $        98,484,000  $        88,112,000   $      104,632,000
                                                                  ==================   ==================    =================

    (1) Derived from audited financial statements.

    See notes to unaudited condensed consolidated financial statements CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) One Price Clothing Stores Inc. and Subsidiaries

                                                             Three-Month Period Ended             Nine-Month Period Ended
                                                         ---------------------------------   -----------------------------------
                                                          October 31,       November 1,       October 31,         November 1,
                                                             1998               1997              1998                1997
                                                         --------------    ---------------   ---------------     ---------------

NET SALES                                              $  69,732,000     $   63,845,000    $   248,031,000     $   228,878,000
Cost of goods sold, distribution and
   buying costs                                           45,496,000         44,280,000        158,664,000         148,677,000
                                                         --------------    ---------------   ---------------    ----------------
GROSS MARGIN                                              24,236,000         19,565,000         89,367,000          80,201,000
                                                         --------------    ---------------   ---------------    ----------------

Selling, general and administrative
   expenses                                               18,953,000         19,779,000         56,619,000         58,063,000
Store rent and related expenses                            6,504,000          6,677,000         20,122,000         19,250,000
Depreciation and amortization expense                      1,149,000          1,246,000          3,809,000          3,654,000
Interest expense                                             545,000            417,000          1,775,000          1,488,000
                                                         --------------    ---------------   ---------------    ----------------
                                                          27,151,000         28,119,000         82,325,000         82,455,000
Interest income                                              109,000             23,000            181,000             63,000
                                                         --------------    ---------------   ---------------    ----------------
NET EXPENSES                                              27,042,000         28,096,000         82,144,000         82,392,000
                                                         --------------    ---------------   ---------------    ----------------

(LOSS) INCOME BEFORE INCOME TAXES                         (2,806,000)        (8,531,000)         7,223,000          (2,191,000)
(Benefit from) provision for income taxes                 (1,090,000)        (3,370,000)         3,377,000            (865,000)
                                                         --------------    ---------------   ---------------    ----------------
NET (LOSS) INCOME                                      $  (1,716,000)   $    (5,161,000)  $      3,846,000    $     (1,326,000)
                                                         ==============    ===============   ===============    ================

Net (loss) income per common share -
     Basic - Note B                                    $       (0.16)   $         (0.49)  $         (0.37)    $         (0.13)
                                                         ==============    ===============   ===============    ================

Net (loss) income per common share -
     Diluted - Note B                                  $       (0.16)   $         (0.49)  $         (0.37)    $         (0.13)
                                                         ==============    ===============   ===============    ================

Weighted average number of common
     shares outstanding - Basic - Note B                  10,437,817         10,435,531         10,436,293          10,435,531
                                                         ==============    ===============   ===============    ================

Weighted average number of common
     shares outstanding - Diluted - Note B                10,437,817         10,435,531         10,466,709          10,435,531
                                                         ==============    ===============   ===============    ================


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                            Nine-Month Period Ended
                                                                                     ---------------------------------------
                                                                                       October 31,           November 1,
                                                                                           1998                 1997
                                                                                     -----------------    ------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $ 3,846,000               $(1,326,000)
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                 3,809,000                 3,654,000
       Provision for supplemental post-retirement benefits                              98,000                        --
       Decrease in other noncurrent assets                                              42,000                   332,000
       (Decrease) increase in other noncurrent liabilities                             (46,000)                  479,000
       Deferred income tax benefit                                                          --                  (419,000)
       Loss on disposal of property and equipment                                      396,000                   595,000
       Changes in operating assets and liabilities                                  (7,009,000)                3,242,000
                                                                                   -----------               -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,136,000                 6,557,000
                                                                                   -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (1,084,000)               (4,628,000)
   Purchases of other noncurrent assets                                               (520,000)                 (406,000)
   Decrease in amount due from related party                                            30,000                        --
                                                                                   -----------                -----------
       NET CASH USED IN INVESTING ACTIVITIES                                        (1,574,000)               (5,034,000)
                                                                                   -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from (repayment of) revolving credit facility                      1,468,000                (2,937,000)
   Proceeds from long-term debt borrowings                                                  --                 9,572,000
   Repayment of long-term debt                                                        (111,000)               (7,942,000)
   Debt financing costs incurred                                                       (42,000)                 (234,000)
   Payment of capital lease obligation                                                (168,000)                  (67,000)
   Decrease in amount due to related parties                                           (47,000)                  (36,000)
   Proceeds from exercise of Common Stock options                                       11,000                        --
                                                                                   -----------                -----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           1,111,000                (1,644,000)
                                                                                   -----------                -----------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                      673,000                  (121,000)
Cash and cash equivalents at beginning of period                                     1,827,000                 2,557,000
                                                                                   -----------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 2,500,000               $ 2,436,000
                                                                                   ===========                ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                  $ 1,560,000               $ 1,189,000
    Income taxes paid                                                                  361,000                   894,000
    Noncash financing activity - capital leases                                             --                   153,000

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

October 31, 1998

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and nine-month periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option (30,416 common equivalent shares for the nine-month period ended October 31, 1998 and anti-dilutive in the other periods presented).

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

Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below). The borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined, plus 2.5%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At October 31, 1998, the Company had approximately $10.3 million in excess availability. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of Working Capital and to maintain a minimum Adjusted Net Worth (both as defined in the amended revolving credit agreement). Effective January 30, 1998, such minimum net worth requirement was reduced from $34,000,000 to $25,000,000. The Company was in compliance with these covenants at October 31, 1998.

In May 1997, the Company entered into an agreement with a commercial bank to provide a letter of credit facility of up to $3,000,000. In November 1998, the agreement was amended to increase the letter of credit facility to provide up to $3,500,000. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. In March 1998, the agreement was amended to adjust the Company's minimum net worth requirement to the same level as that required by the Company's primary lender under the revolving credit agreement. In April 1998, the agreement was amended to extend the expiration date of the facility to the earlier of June 1999 or termination of the Company's revolving credit facility with its primary lender. The agreement, as amended, contains certain restrictive covenants, which are substantially the same as those in the Company's amended revolving credit facility discussed above.

In June 1997, the Company repaid the term loan portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Commencing August 1, 1997, the mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum). Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at October 31, 1998.

NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income within the basic financial statements for those entities with items which qualify as components of comprehensive income such as foreign currency transactions and unrealized gains or losses on available-for-sale securities. Because the Company has no items which qualify as components of comprehensive income, the Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive
(loss) income equal to net (loss) income reported for the three-month and nine-month periods ended October 31, 1998.

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. This new standard requires disclosure of revenues, results of operations and assets of each segment of a public enterprise which qualifies based on quantifiable and decision-making criteria. The Company is in the process of reviewing the effect, if any, that SFAS 131 will have on the Company's consolidated financial statements and disclosures.

The FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for periods beginning after June 15, 1999. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of October 31, 1998 and November 1, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
November 18, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended October 31, 1998 increased 9.2% to $69,732,000 compared to $63,845,000 for the quarter ended November 1, 1997. Net sales for the nine-month period ended October 31, 1998 increased 8.4% to $248,031,000 compared to $228,878,000 for the same time period in 1997. Comparable store sales for the third quarter of fiscal 1998 increased 12.1% compared to the same quarter last year. Comparable store sales for the nine-month period ended October 31, 1998 increased 7.1% compared to the same time period in 1997. We consider stores that have been open 18 months or more to be comparable, and there were 562 such stores at October 31, 1998. We believe that these sales results are attributable to our fashionable merchandise mix in conjunction with our renewed commitment to provide our customers with outstanding values.

During the third quarter of fiscal 1998, Hurricane Georges caused damage to many of the Company's stores located in Puerto Rico and the U.S. Virgin Islands. The hurricane temporarily closed 30 of these stores for a period of four days or longer. As a result of the temporary closings, the Company's sales were adversely affected. Excluding the effect of the temporary closings, comparable store sales would have increased 12.6% and 7.2% for the three-month and nine-month periods ending October 31, 1998, respectively. All of the affected stores have since re-opened and are conducting business.

Pursuant to our previously announced restructuring plan, we closed 45 under-performing stores during the first nine months of fiscal 1998. In addition, we relocated three stores and expanded two of our top-performing stores while limiting new store openings to six through October 31, 1998. At
October 31, 1998, we operated 621 stores, 53 fewer than at quarter end last year. The stores are located in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin was 34.8% of net sales in the third quarter of fiscal 1998 compared to 30.6% of net sales in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, gross margin was 36.0% of net sales versus 35.0% of net sales for the same time period in 1997. In both periods, the increase in gross margin as a percentage of net sales was primarily due to a significant reduction in merchandise markdowns and efficiency improvements in the Company's distribution center, and was partially offset by a lower initial markup due to our renewed core pricing strategy and an increase in the provision for shrinkage compared to the same time periods in 1997.

Selling, general and administrative ("SG&A") expenses were 27.2% of net sales for the third quarter of fiscal 1998 compared to 31.0% of net sales in the third quarter of fiscal 1997. SG&A expenses were 22.8% of net sales in the first nine months of fiscal 1998 compared to 25.4% of net sales for the same time period last year. These decreases in SG&A expenses as a percentage of net sales are primarily due to the results of the cost reductions associated with store closings and to effective cost strategies in the Company's stores and corporate offices as part of our restructuring plan announced in January 1998.

Store rent and related expenses per average store increased 4% in the third quarter of fiscal 1998 and 7% in the first nine months of fiscal 1998 compared to the same periods last year. However, due to the significantly higher year-over-year net sales in both periods of fiscal 1998, store rent and related expenses expressed as a percentage of net sales decreased to 9.3% in the third quarter of fiscal 1998 compared to 10.5% in the third quarter of fiscal 1997, and decreased to 8.1% in the first nine months of fiscal 1998 compared to 8.4% for the same time period in fiscal 1997. The increase in average store rents was due to the Company's store expansion strategy of increasing the proportion of larger, high volume stores, and thus entering more costly sites with higher rent, and closing older, under-performing stores which had lower average rent costs. We anticipate that this trend of increasing average store rents will continue. Depreciation and amortization expense decreased to 1.6% of net sales in the third quarter of fiscal 1998 compared to 2.0% in the third quarter of fiscal 1997. Depreciation and amortization expense was 1.5% of net sales in the first nine months of fiscal 1998 and 1.6% for the same time period last year. The decreases in both periods of fiscal 1998 compared to fiscal 1997 are due to the significant increase in year-over-year net sales.

Interest expense increased to 0.8% of net sales in the third quarter of fiscal 1998 compared to 0.7% of net sales in the third quarter of fiscal 1997 due to a higher level of average borrowings than in the same period last year. Interest expense was 0.7% of net sales for the first nine months of both fiscal 1998 and fiscal 1997.

The effective income tax benefit rate for fiscal 1997 was 16.1%. Such benefit rate was significantly below the "normal" effective benefit rate due to valuation allowances being provided against certain deferred tax assets during the fourth quarter of fiscal 1997.

We currently estimate that the Company's effective income tax rate will be approximately 43% in fiscal 1998. However, the ultimate effective income tax rate could be significantly lower if a sufficient level of annual pre-tax profitability is achieved. Such pre-tax profitability could permit the reversal of some of the valuation allowances provided against certain of the deferred tax assets during fiscal 1997.

Outlook

Sales thus far in the fourth quarter of fiscal 1998 have continued ahead of planned levels, and comparable store sales comparisons to the same period in fiscal 1997 are also positive. We believe that the early improvements thus far in fourth quarter sales compared to the same time period last year are primarily due to the favorable customer reaction towards the current fall merchandise assortment and the favorable sales trends in the retail apparel industry.

The Company's sales and operating results are seasonal. The Company's sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January). Continued favorable customer reaction to the Company's merchandise assortment, and the continuation or not of the favorable trends in the women's and children's retail apparel industry will largely determine the profitability of the fourth quarter of fiscal 1998. During the fourth quarter of fiscal 1998, the Company intends to continue to focus its efforts on improving sales in the existing stores, while also attempting to achieve its margin and cost-containment targets. We also have begun testing the sale of menswear in approximately 30 stores and, if such test is positive, plan to offer menswear in a greater number of stores beginning in the first half of fiscal 1999. Although the Company's customer base is largely comprised of value-conscious female customers, the Company believes that the addition of menswear to our assortment could represent yet another choice in competitive value such as gifts and kidswear.

As part of our strategy to focus on improving sales in existing stores, we have limited the number of new store openings in fiscal 1998. In our previously announced restructuring plan, we identified 75 under-performing stores that would be closed during fiscal 1998. As of October 31, 1998, a substantial portion of those under-performing stores had been closed, including those closed during January 1998. Also, during the first nine months of fiscal 1998, we closed 14 additional stores due to lack of performance or circumstances that had not been identified prior to the announcement of the restructuring plan. We currently expect to open approximately 30 stores in existing markets and close approximately 15 under-performing stores during fiscal 1999.



Liquidity and Capital Resources

Although the Company generated net income for the first nine months of fiscal 1998 compared to a net loss in the same time period in fiscal 1997, net cash provided by operating activities decreased in fiscal 1998, primarily due to the increase in inventory levels during the first nine months of fiscal 1998. The increase in the fiscal 1998 inventory levels was financed with the net cash provided by operating activities and borrowings on the Company's revolving credit facility. During the first nine months of fiscal 1998, net cash provided by operating activities was used to purchase property, equipment and software. During the first nine months of fiscal 1997, net cash provided by operating activities was also used to purchase property, equipment and software and to reduce the revolving credit facility.

Total merchandise inventories at the end of the third quarter of fiscal 1998 increased by 2.7% compared to the end of the third quarter of fiscal 1997, despite operating 53 fewer stores than at quarter-end last year. The increase in inventory levels was primarily a result of holiday and spring merchandise that was in-transit to the Company's Distribution Center as of October 31, 1998. The increase in merchandise in-transit was partially offset by a decrease in in-store inventories, which was attributable to the increase in the significantly higher year-over-year sales and inventory turnover rates for the first nine months of fiscal 1998 compared to fiscal 1997. During the first nine months of fiscal 1998, the Company reduced the amount of imported merchandise from foreign sources. As a result, the level of outstanding documentary letters of credit decreased to $4.7 million on October 31, 1998 compared to $8.6 million on November 1, 1997. The Company's inventory levels at October 31, 1998 include in-store fall merchandise as well as holiday and spring merchandise in-transit to the Company's Distribution Center and were higher than at January 31, 1998 when inventory levels are typically lower. Management expects to continue to pursue opportunistic domestic purchases of merchandise, but will purchase merchandise from foreign sources when it is deemed in the best interests of the Company.

Total accounts payable and amounts outstanding under the credit facilities, including long-term portions thereof, decreased 1.3% at the end of the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy, rate of capital expenditures and prevailing business conditions.

During the first nine months of fiscal 1998, $1,084,000 was used to purchase property and equipment compared to $4,628,000 in the first nine months of fiscal 1997. The decrease in amounts used to purchase property and equipment was due to the Company's strategy to limit the number of new store openings in fiscal 1998.

The Company's credit facilities consist of a revolving credit facility to meet the Company's short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and letter of credit facilities to accommodate the Company's need to purchase merchandise from foreign sources. Collectively, the Company's credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at October 31, 1998. A summary of the Company's credit facilities follows. Please refer to Footnote C of the unaudited financial statements contained within this Form 10-Q for a more complete description of the Company's credit facilities.

The Company has a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with its primary lender through March 2001. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, building, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement.

The Company has a twenty-year, $8,125,000 mortgage loan agreement with a commercial bank payable in 240 consecutive equal monthly installments commencing August 1, 1997. The agreement is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements.

The Company has a $3,500,000 letter of credit facility with a commercial bank through the earlier of June 1999 or termination of the revolving credit facility with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit.

In fiscal 1998, the Company plans to spend approximately $2.5 million on capital expenditures, most of which will be used to remodel, re-fixture, expand and relocate existing stores. In fiscal 1999, the Company currently expects to spend up to $5.0 million on capital expenditures, most of which will be used to open new stores, remodel, re-fixture, expand and relocate existing stores, and invest in information technology. The Company's liquidity requirements in the foreseeable future will be met principally through cash provided by operations and the use of its credit facilities. If deemed by management to be in the best interests of the Company, additional long-term debt, capital leases, or other permanent financing may be considered.

Year 2000 Issues

State of Readiness

The Company began identifying its major systems and software vendors susceptible to Year 2000 issues during its preparedness evaluation in fiscal 1996. During fiscal 1997, a formal steering committee was assembled from all areas within the Company to ensure a smooth transition into the Year 2000. The Company has separated its Year 2000 efforts into five phases ("the Year 2000 Plan"): (i) awareness and identification of issues relating to the Year 2000; (ii) analysis of the impact on and risk to the Company's software, hardware and the services provided by the Company's vendors; (iii) performance of the work necessary to change or upgrade programs and files including installation of software and/or hardware; (iv) testing and certification of systems to assure compliance, including disaster recovery testing; and (v) implementation of systems. Because the Company uses a variety of internally-developed and third party software, certain tasks of various phases of the Year 2000 Plan are being performed simultaneously. The Company anticipates that all five phases will be complete and its major systems will be Year 2000 compliant by the summer of 1999.

Like other companies, the Company relies upon third parties for its operations including, but not limited to, suppliers of merchandise, software, telephone service, electric power, water and financial services. As part of this program, the Company has a formal vendor Year 2000 compliance program in place. The Company has identified and assigned various levels of risk to third party vendors associated with the Company. The Company has received responses from all the vendors identified as most critical to its operations. Each has indicated that it will be Year 2000 compliant in a timely manner. During the fourth quarter of fiscal 1998, the Company will continue its vendor compliance efforts focusing on the remaining vendors in order of their assigned levels of risk.

Costs

The Company is primarily using internal resources to identify, test, upgrade and replace its Year 2000-sensitive systems. The Company's major systems, including its merchandise management system, its point-of-sale system, its inventory and general ledger system and its payroll system, have been due for upgrades in order to maintain vendor support. Therefore, the Company would be devoting the efforts of its internal resources to some or all of these projects through the normal course of business even if the Year 2000 issues had not existed. The Company also continues to replace any non-compliant software and hardware as necessary. The cost of these incidental software and hardware replacements is expected to be less than $25,000 in fiscal 1998 and less than $50,000 in fiscal 1999.

Risks and Contingency Planning

Management estimates that the Company will complete the Year 2000 Plan by the summer of 1999 and will continue to monitor its systems through the remainder of the year, but gives no assurance that unforeseen difficulties which could alter the date of completion of the Year 2000 Plan will not occur while performing upgrades, installations, testing and implementation. In addition, if the Year 2000 Plan is not successful in a timely manner, the Company's third party vendors are not Year 2000 compliant in a timely manner, and/or if the Company's supply of merchandise or ability to distribute its merchandise to its stores is adversely affected, the Year 2000 issue may have a material impact on the results of operations, financial condition and cash flows of the Company. In addition, possible interruptions in services such as electric power and telephone could occur in certain geographic areas, thereby temporarily closing some of the Company's stores.

The Company intends to mitigate its Year 2000 risk by completing implementation of the Year 2000 Plan by the summer of 1999, permitting time to monitor compliance as well as to conduct disaster recovery tests. The Company intends to mitigate its risk of temporarily closed stores due to possible interruptions in services such as electric power and telephone through the use of business interruption insurance, which it currently carries, and uses from time to time to protect itself from temporary closings due to weather-related interruptions. The Company plans to continue to develop its contingency plans during the completion of the remaining phases of its Year 2000 Plan.

Effect of New Accounting Pronouncements

The FASB issued SFAS 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income within the basic financial statements for those entities with items which qualify as components of comprehensive income such as foreign currency transactions and unrealized gains or losses on available-for-sale securities. Because the Company has no items which qualify as components of comprehensive income, the Company's adoption of SFAS 130, required for fiscal periods beginning after December 15, 1997, resulted in comprehensive
(loss) income equal to net (loss) income reported for the three-month and nine-month periods ended October 31, 1998.

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. This new standard requires disclosure of revenues; results of operations and assets of each segment of a public enterprise, which qualifies, based on quantifiable and decision-making criteria. The Company is in the process of reviewing the effect, if any, that SFAS 131 will have on the Company's consolidated financial statements.

The FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for periods beginning after June 15, 1999. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

Private Securities Litigation Reform Act of 1995

All statements contained in this document as to future expectations and financial results, including, but not limited to, statements containing the words "believes," "anticipates," "expects," and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in fiscal 1998 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, the general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pressure from store expansion, pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; whether or not offering for sale new categories of merchandise including, but not limited to, menswear, will increase sales and operating results; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; whether or not the Company and/or its major suppliers will ready their computer systems to be "Year 2000 Compliant" in a timely manner; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Item 1.           Legal Proceedings
                           None

Item 2.           Changes in Securities
                           None

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders
                           None

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K:

(a)      The following exhibits are included herein:

                      10(c) Amendment Number Three to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing Stores, Inc., One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as borrowers dated November 5, 1998.

11       Computation of Per Share Earnings

15       Acknowledgement of Deloitte & Touche LLP, independent accountants

27       Financial Data Schedule (electronic filing only)

(b) The Company was not required to file any report on Form 8-K for the three-month period ended October 31, 1998




SIGNATURES:       Pursuant to the requirements of the Securities Exchange Act of
                  1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  December 15, 1998           /s/  Larry I. Kelley
                                 ---------------------------------------------
                                   Larry I. Kelley
                                   President   and   Chief    Executive
                                   Officer     (principal     executive
                                   officer, principal financial officer
                                   and principal accounting officer)