Form 10-K
period 1999-01-30
ONE PRICE CLOTHING STORES INC
filed 1999-04-28
CIK 812446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
|x| Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 (No Fee Required)
    For the fiscal year ended January 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1999: Common Stock, $0.01 Par Value - $39,338,973.

The number of shares outstanding of the issuer's classes of common stock as of March 29, 1999: Common Stock, $0.01 Par Value - 10,440,331 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with respect to the annual shareholders meeting to be held June 9, 1999 are incorporated by reference into
Part III.

PART I

ITEM 1.     BUSINESS

General

One Price Clothing Stores, Inc. (the "Registrant" or the "Company") operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories. During fiscal 1997, the Company expanded its merchandise offerings to include additional categories and styles of merchandise to be sold at price points other than its previous uniform $7 price point. This merchandise mix expansion was designed to meet customer demand for items that the Company could not profitably offer for sale at a retail price of $7. The Company purchases merchandise at heavily discounted prices in large quantities from a broad mix of manufacturers, jobbers, importers and other suppliers. The Company is able to acquire such merchandise at heavily discounted prices because of imbalances between supply and demand, order cancellations and vendor needs for liquidity. The Company is able to take advantage of these circumstances because of its willingness to purchase large quantities and to buy goods later in the season than many other retailers. This purchasing strategy allows the Company to obtain favorable prices and to react quickly to seasonal fashion preferences and weather conditions affecting consumer spending. It is the Company's policy to offer only first quality apparel; the Company does not purchase "seconds" or irregular merchandise from its suppliers.

Company History and Organization

The Company opened its first store in August 1984. On February 9, 1994, a wholly-owned subsidiary of the Company, One Price Clothing of Puerto Rico, Inc., was incorporated in Puerto Rico. It commenced operations on May 28, 1994. On January 31, 1997, a wholly-owned subsidiary of the Company, One Price Clothing -- U.S. Virgin Islands, Inc. was incorporated in the U. S. Virgin Islands. It commenced operations on March 20, 1997. On June 11, 1997, a wholly-owned subsidiary, One Price Realty, Inc., was incorporated in South Carolina, to own the Company's corporate offices and distribution center facilities in Duncan, South Carolina. As used herein, unless the context otherwise indicates, the "Company" refers to (i) One Price Clothing Stores, Inc., a Delaware corporation,
(ii) the  immediate  predecessor  of One Price  Clothing  Stores,  Inc., a South
Carolina corporation of the same name, (iii) the South Carolina corporation's predecessor, a North Carolina corporation organized in 1984 under the name J. K. Apparel, Inc., (iv) One Price Clothing of Puerto Rico, Inc., (v) One Price Clothing - U.S. Virgin Islands, Inc., and (vi) One Price Realty, Inc.

Industry Segments

The Company operates in only one industry segment. All of the Company's assets and significant revenues and pre-tax earnings relate to retail sales of apparel and accessories to the general public through Company-operated stores. Other than operations in Puerto Rico and the U.S. Virgin Islands, the Company had no operations outside the continental United States at the end of fiscal 1998 and no export sales. Reference is hereby made to the consolidated financial statements included in Part II for information about the Company's assets, net sales and profitability.

Operations

The Company operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories. Prior to fiscal 1997, this merchandise was offered at the uniform retail price of $7. The Company currently offers most of its merchandise at or below a base price of $7 and offers certain additional categories and styles priced higher than $7 when the Company believes that such merchandise is clearly desired by the Company's customers. Such higher priced merchandise -- including denim, dresses, coordinated sets, sweaters and heavier jackets -- is offered primarily within the $8 to $15 price range. In fiscal 1997, the Company adjusted its base prices in Puerto Rico and the U.S. Virgin Islands to $8. Also during fiscal 1997, the base price for plus-sized apparel in the United States was adjusted upward to $8. During the fourth quarter of fiscal 1998, the Company began testing men's apparel in select stores.

The Company registered the trademark "One Price" with the United States Patent and Trademark Office in June 1990 for a ten-year period with the option to renew prior to expiration. The Company intends to apply for renewal for this trademark. This trademark was accorded incontestable status by the United States Patent and Trademark Office. The Company registered the trademark "OPC Fashions" with the United States Patent and Trademark Office in January 1999 for a ten-year period with the option to renew prior to expiration. The Company considers the "One Price" and "OPC Fashions" trademarks to be valuable and significant to the conduct of its business. The Company has registered "Ropa de Ninos a un Precio" in the United States.

The One Price Store. The Company's typical store has approximately 3,300 square feet, of which approximately 2,500 square feet is devoted to selling space. The Company's current strategy is to open stores with a somewhat larger selling area than this average and the Company expects to continue this approach. All of the Company's stores are located in leased facilities with convenient access to adequate parking or public transportation. At January 30, 1999, approximately 79% of the Company's stores were located in strip shopping centers and the remaining stores were located in central business districts or malls. The Company does not franchise its stores.

The Company's stores are typically located in communities with populations of at least 40,000 people, as well as in large metropolitan areas. Most of the Company's stores are open seven days a week and typical hours of operation are from 10:00 a.m. until 7:00 p.m. or 9:00 p.m., Monday through Saturday, with shorter hours on Sunday. A typical store employs a full-time manager, one or two full-time assistant managers and up to ten additional part-time sales associates.

The Company's stores are designed for customer convenience and for attractive presentation of merchandise. All apparel is displayed on hangers and is organized by classification, style and color, with in-store signage and graphics that promote a pleasant shopping environment and customer convenience.

The Company's store operations department is headed by a Senior Vice President of Stores who is assisted by regional and district sales managers. Each of the six regional sales managers is responsible for approximately nine districts. Each district sales manager is responsible for approximately 11 stores and visits each store in his or her district on a regular basis to provide assistance in promoting sales, training, store layout and merchandise presentation, and to monitor adherence to the Company's operational and management policies.

Store Locations and Expansion. At January 30, 1999, the Company operated 618 stores in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company opened 7 stores, relocated 5 stores and closed 49 underperforming stores in fiscal 1998. The Company anticipates that it will open approximately 30 new stores in fiscal 1999. The Company will continue to monitor the individual performance of all stores. Currently, the Company foresees that it will close approximately 15 underperforming stores in fiscal 1999.

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

The Company typically is able to purchase merchandise from vendors at substantially discounted prices as a result of the following circumstances: the inability of a manufacturer or importer to dispose of merchandise through regular channels, the discontinuance of merchandise because of changes in color or style, over-production by manufacturers, cancellation of orders by conventional retail stores, the need of catalog retailers to dispose of inventories of unordered catalog merchandise, and manufacturers' need to utilize excess capacity or import quota or need for liquidity. The Company's ability and willingness to purchase in large quantities and its reputation for reliability in the industry provide the Company with purchasing advantages. The Company buys its merchandise opportunistically which includes the purchase of merchandise close to and during each selling season, later than department stores and other specialty retailers. This purchasing strategy permits the Company to react to fashion trends and opportunistic developments during a selling season. The Company also purchases selected merchandise in advance of a selling season.

During fiscal 1998, the Company purchased merchandise from approximately 800 vendors, including manufacturers, jobbers, importers and other vendors. No vendor accounted for more than 10% of the Company's total purchases for the fiscal year. The number of vendors in any particular fiscal year fluctuates due to the Company's opportunistic buying strategy.

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

Merchandising. The Company's merchandising strategy emphasizes contemporary, in-season apparel for juniors, misses, plus-sized women and children. In the fourth quarter of fiscal 1998, the Company began testing men's merchandise in a select group of stores and the Company plans to continue to do so in fiscal 1999. The Company's target customers are value- and fashion-conscious women, primarily in lower- and middle-income brackets. The Company offers only first quality merchandise and emphasizes the value of its merchandise compared to similar merchandise sold elsewhere at higher prices. Women's apparel sold by the Company includes contemporary sportswear such as knit tops, blouses, shirts, pants, shorts, skirts, dresses, sweaters and blazers. In fiscal 1997, the Company began offering additional categories of merchandise such as outerwear, denim and better dresses. Over the last three fiscal years, the proportions of categories of merchandise the Company has sold have remained consistent and are as follows: As a percentage of net sales, women's (juniors and misses) apparel sales were 59%; plus-sized apparel sales were 21%; accessory sales (such as scarves, watches, hair accessories, handbags, jewelry, fragrances and specialty gifts) were 12%; and children's apparel sales were 8%.

Inventory Monitoring. The Company's management information systems, featuring point-of-sale cash registers and a computerized inventory management system, permit management to review each store's sales and inventory on a daily and weekly basis, thereby enabling the Company to tailor its purchasing strategies and merchandise shipments to stores based on customer demand.

Distribution Systems. Substantially all merchandise is shipped directly from vendors to the Company's distribution center where the goods are inspected, processed and sent to the Company's stores. The majority of shipments to stores are made by common carriers.

Change in Fiscal Year

In March 1996, the Company elected to change its fiscal year from the Saturday nearest December 31 to the Saturday nearest January 31, beginning in fiscal 1996. This change was made to conform the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarterly and annual results with those of other retail companies. The Company's tax year, however, ends on the Saturday nearest December 31.

Seasonality

Prior to the Company's change in fiscal year, the Company's sales historically were lowest during the first quarter (January - March) and third quarter (July - September) and highest during the second quarter (April - June) and fourth quarter (October - December). Reduced sales volumes in the first and third quarters coincided with the transition of seasonal merchandise. Therefore, increased levels of markdowns occurred during those transitional periods, and operating expenses, when expressed as a percentage of net sales, were typically higher.

As discussed above, the Company changed its fiscal year end to conform the fiscal calendar to the seasonal patterns it experiences. As a result, the Company's historical quarterly patterns have changed. The 1998, 1997 and 1996 fiscal years produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared to the third quarter (August - October) and fourth quarter (November - January). Management is unable to predict if this trend will continue in the future. However, management is developing merchandise strategies designed to increase sales volume in the third and fourth quarters.

Working Capital Requirements

The Company's revolving credit facility, which provides up to $37,500,000 of borrowing capacity (including a letter of credit sub-facility of up to $25,000,000), expires in March 2001. Borrowings under the facility are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). The Company's twenty-year mortgage agreement with a commercial bank of $8,125,000 is secured by the land, buildings, fixtures and improvements located at the Company's Duncan, South Carolina corporate offices and distribution center. The Company`s additional letter of credit facility with a commercial bank was amended in March 1999 to increase it to $5,000,000 and to extend its term to the earlier of June 2000 or termination of the Company's revolving credit facility with its primary lender. These lending agreements contain certain covenants and terms described in Items 7 and 8 of this report.

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

Revenues from retail sales are recognized at the time of the sale. The Company accepts cash, checks, and certain major credit cards. All stores offer a liberal exchange and return policy. A reserve for estimated merchandise returns is recorded in the period that the merchandise is sold.

Customers

No material part of the business of the Company is dependent upon a single customer or a few customers.

Competition

The women's retail apparel industry is highly competitive. In order to compete effectively, the Company is dependent upon its ability to purchase merchandise at substantial discounts. The Company competes with department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are owned by large national or regional chains with substantially greater resources than the Company. There can be no assurance that other retailers with substantially greater financial resources than the Company will not adopt a purchasing and marketing concept similar to that of the Company. Management believes that the primary competitive factors in the retail apparel industry are price, quality, fashion content, variety of merchandise, site selection and cost of operation. The Company believes that it is well positioned in all of these areas to compete in its markets.

Environmental Factors

The Company is not aware of any federal, state or local environmental regulations that will materially affect its operations or competitive position or require material capital expenditures. The Company cannot predict, however, the impact of possible future legislation or regulation on its operations.

Employees

At January 30, 1999, the Company had approximately 3,900 employees, of which approximately 49% were full-time employees. The Company, like other retailers, experiences a high turnover rate of full-time and part-time store employees but has not experienced difficulties in hiring qualified personnel. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is good.

Private Securities Litigation Reform Act of 1995

All  statements  contained  in this  Annual  Report  on Form  10-K as to  future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in fiscal 1999 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; whether or not offering for sale new categories of merchandise including, but not limited to, menswear, will increase sales and operating results; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; whether or not the Company and its major suppliers will ready their computer systems to be "Year 2000 Compliant" in a timely manner; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2.     PROPERTIES

The Company leases all of its store locations. At January 30, 1999, the Company had 618 stores operating in 27 states, the District of Columbia, Puerto Rico and the U. S. Virgin Islands. The Company leases its stores under operating leases generally with initial terms of five years and with one to two renewal option periods of five years each. Leases typically contain kickout provisions based on an individual store's annual sales volume and/or the shopping center's occupancy. The leases generally provide for increased rents resulting from increases in operating costs and property taxes. Certain of the leases provide contingent or percentage rentals based upon sales volume, and other stores are leased on a month-to-month basis. To date, the Company has not experienced difficulty in obtaining leases for suitable locations for its stores on satisfactory terms. Approximately 80 existing store leases expire or have initial lease terms containing lessee renewal options, which may be exercised during fiscal 1999. Management believes that the Company will not experience a significant increase in lease expense as a result of exercising renewal options or negotiating additional lease terms for such locations. The following is a list of store locations as of January 30, 1999:

                                                                                                              NUMBER OF
    STATE                                                                                                        STORES
    -----                                                                                                      ------------
    Alabama...................................................................................................     13
    Arizona...................................................................................................     11
    Arkansas..................................................................................................      5
    California................................................................................................     60
    Florida...................................................................................................     63
    Georgia...................................................................................................     36
    Illinois..................................................................................................     30
    Indiana...................................................................................................     10
    Kansas....................................................................................................      2
    Kentucky..................................................................................................      4
    Louisiana.................................................................................................     18
    Maryland..................................................................................................     16
    Michigan..................................................................................................     15
    Mississippi...............................................................................................     12
    Missouri..................................................................................................     17
    North Carolina............................................................................................     32
    New Jersey................................................................................................      8
    New Mexico................................................................................................      5
    New York..................................................................................................     12
    Ohio......................................................................................................     17
    Oklahoma..................................................................................................      7
    Pennsylvania..............................................................................................     20
    Puerto Rico...............................................................................................     29
    South Carolina............................................................................................     35
    Tennessee.................................................................................................     20
    Texas.....................................................................................................     92
    U.S. Virgin Islands.......................................................................................      2
    Virginia..................................................................................................     20
    Washington, DC............................................................................................      2
    Wisconsin.................................................................................................      5
                                                                                                                  -----
    TOTAL STORES..............................................................................................    618

The Company's corporate offices and distribution center, occupying approximately 500,000 square feet, are located in Duncan, South Carolina on approximately 82 acres which are owned by the Company. The Company's facilities are expected to be able to support the Company's planned growth over the next several years. The Company's borrowings under its mortgage loan facility are secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement other than the land, buildings, fixtures and improvements collateralizing the mortgage loan.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions presently pending, if decided adversely, would have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

The Company's Common Stock is traded under the symbol ONPR in the National Market System of NASDAQ. As of March 29, 1999, there were approximately 400 shareholders of record.

Since its inception, the Company has never paid cash dividends. The Company's credit agreement contains covenants which, among other things, prohibit the Company from paying dividends. Currently, the Board of Directors intends to continue its policy of retaining earnings for operations, debt repayment and expansion of the business.

The quarterly high and low sales prices of the Company's Common Stock as quoted by NASDAQ are shown below.

                                                                Fiscal Year Ended               Fiscal Year Ended
                                                              January 30, 1999                   January 31, 1998
                                                            -----------------------          -----------------------
                                                             High             Low             High              Low
                         First                               3 3/16           1 1/8          4 1/2             3 1/8
                         Second                              4 1/2            2 7/16         4 7/8             3 5/16
                         Third                               4 7/16           2 3/8          3 5/8             3
                         Fourth                              5 3/4            3 7/8          3 1/8             1 1/8

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company for each of the five fiscal years ended December 31, 1994 through January 30, 1999, including the 5-week period ended February 3, 1996 ("the Transition Period"), resulting from the Company's change in fiscal year end. The selected consolidated financial data as of January 30, 1999 and January 31, 1998 and for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, are extracted from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included under Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K. Selected consolidated financial data as of and for all other periods were derived from audited consolidated financial statements not contained within this Form 10-K.



                                                                                            Transition
                                                                Fiscal Year Ended            Period          Fiscal Year Ended
                                                      -------------------------------------   Ended      ---------------------------
                                                      January 30, January 31, February 1,   February 3,  December 30,   December 31,
                                                        1999        1998        1997          1996          1995           1994
                                                      ----------- ----------- ------------ ------------- -------------- ------------

  Dollars in thousands except per share amounts

  1     Net sales                                $       328,059     302,285     298,986     15,022        294,692        283,326
  2     Restructuring (credit) charge            $         (385)       2,265          --         --             --             --
  3     Income (loss) before income taxes and
        cumulative effect of changes in
        accounting principles                    $         5,497    (13,493)      (1,994)    (9,091)        (2,595)         7,138
  4     Income (loss) before cumulative effect
        of changes in accounting principles      $         4,383    (11,320)      (1,267)    (5,634)        (1,304)         4,389
  5     Cumulative effect on prior years of
        changes in accounting principles         $            --          --          --     (1,090)            --            --

  6     Net income (loss)                        $         4,383    (11,320)      (1,267)    (6,724)        (1,304)        4,389
  7     Current assets                           $        55,387     48,331       61,891     52,517         35,990        31,252
  8     Long-term assets                         $        37,440     39,781       39,076     41,663         43,374        36,678
  9     Total assets                             $        92,827     88,112      100,967     94,180         79,364        67,930
  10    Current liabilities                      $        44,741     44,080       48,722     40,669         18,594        13,035
  11    Long-term debt                           $         7,755      7,915        4,868      6,447          6,579            --
  12    Deferred income tax liability            $            --         --          718        818          1,482         1,449
  13    Other noncurrent liabilities             $         2,914      3,095        2,317      1,089            828           372
  14    Shareholders' equity                     $        37,417     33,022       44,342     45,157         51,881        53,074
  15    Stores opened (closed) during the
        period, net                              #          (42)         15          (43)       (13)            60           101
  16    Stores operating at period-end           #           618        660          645        688            701           641
  17    Number of employees                      #         3,900      4,269        4,105      4,574          4,841         4,907
  18    Weighted average number of common
        shares (000) -  diluted                  #        10,494     10,436       10,401     10,335         10,314        10,527
  19    Number of common shares outstanding at
        period-end (000)                         #        10,440     10,436       10,436     10,335         10,335        10,305
  20    Diluted income (loss) per common share
        before cumulative effect of changes
        in accounting principles                 $          0.42      (1.08)       (0.12)     (0.55)         (0.13)         0.42
  21    Cumulative effect on prior years per
        common share of changes in accounting    $            --         --           --      (0.10)            --            --
        principles
  22    Diluted net income (loss) per common     $          0.42      (1.08)       (0.12)     (0.65)        (0.13)          0.42
        share
  23    Cash dividends declared per common       $            --         --           --         --            --             --
        share



    Notes to Selected Consolidated Financial Data

    Line Definitions
    17 Number of employees-- Number of full and part-time employees at period-end.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

The following table sets forth, for the three most recent fiscal years, certain financial statement elements expressed as a percentage of net sales:

                                                                                 Fiscal Year Ended
                                                             January 30, 1999      January 31, 1998        February 1, 1997
PERCENTAGE OF NET SALES
Net sales                                                           100.0%               100.0%              100.0%
Cost of goods sold                                                   64.6%                66.8%               64.7%
                                                                    ------               -------              ------
Gross margin                                                         35.4%                33.2%               35.3%
                                                                    ------               ------               -----
Selling, general and administrative expenses                         23.5%                25.8%               25.3%
Restructuring (credit) charge                                        (0.1)%                0.7%                --
Store rent and related expenses                                       8.1%                 8.7%                8.6%
Depreciation and amortization expense                                 1.6%                 1.7%                1.6%
Interest expense                                                      0.6%                 0.7%                0.6%
                                                                     -----               ------               -----
                                                                     33.7%                37.6%               36.0%
                                                                    ------               ------               -----

Income (loss) before income taxes                                     1.7%                (4.4)%              (0.7)%
Provision for (benefit from) income taxes                             0.4%                (0.7)%              (0.3)%
                                                                    ------               -------             ------
Net income (loss)                                                     1.3%                (3.7)%              (0.4)%
                                                                    ======               =======             ======

Stores in operation at period-end                                     618                  660                 645
                                                                    ======                =======            ======




FISCAL YEAR ENDED JANUARY 30, 1999 (FISCAL 1998) COMPARED TO FISCAL YEAR ENDED JANUARY 31, 1998 (FISCAL 1997)

Net sales in fiscal 1998 increased 8.5% to $328.1 million compared to $302.3 million in fiscal 1997. In fiscal 1998, the Company achieved an increase in net sales while operating an average of 27 fewer stores than in fiscal 1997. The increase in net sales is primarily due to merchandising and presentation strategies implemented during the fourth quarter of fiscal 1997. These strategies included (i) clarifying price points, (ii) increasing emphasis on offering highly desirable, in-season fashionable merchandise and (iii) improving merchandise displays, window graphics and in-store signage. In fiscal 1998, comparable store sales increased 9.1% for the year compared to fiscal 1997. Comparable stores are those stores in operation at least 18 months and there were 571 such stores at January 30, 1999.

In accordance with a decision to limit new store openings under the restructuring plan announced in the fourth quarter of fiscal 1997, the Company opened 7 stores during fiscal 1998, relocated 5 stores and closed 49 underperforming stores. The Company opened 64 stores during fiscal 1997, relocated 13 stores and closed 49 underperforming stores.

During fiscal 1998, the Company continued to improve upon the merchandising and presentation strategies established in the fourth quarter of fiscal 1997. Under these strategies, the Company priced most of its merchandise at $7 or less; $8 for plus sizes. The Company also offered select merchandise, such as denim, better dresses and outerwear, at discernable price points up to $15. The Company continued to focus on the attractive presentation of merchandise as well as clear signage in the stores.

Gross margin as a percentage of net sales was 35.4% in fiscal 1998 compared to 33.2% in fiscal 1997. This increase in gross margin as a percentage of net sales was primarily due to a significant decrease in the amount of markdowns taken in fiscal 1998 versus fiscal 1997. The decrease in markdowns was the result of improved sales at competitive original price points and better transition of merchandise between selling seasons. The Company also lowered its distribution and merchandising costs as a percentage of net sales when compared to fiscal 1997 through higher levels of sales and efficiencies achieved in its distribution center.

Selling, general and administrative ("SG&A") expenses decreased in dollars and as a percentage of net sales in fiscal 1998 versus fiscal 1997. SG&A expenses were 23.5% of net sales in fiscal 1998 compared to 25.8% of net sales in fiscal 1997. The significant decrease in SG&A expenses is primarily due to achieving cost-containment goals, including reducing total payroll expense, established in the Company's restructuring plan announced in the fourth quarter of fiscal 1997. Although total payroll decreased, average salaries and wages in the Company's stores increased slightly in fiscal 1998 compared to fiscal 1997. This increase, affecting primarily part-time associates, was due to an increase in the average hourly wage rate, which was partially offset by a decrease in average store hours.

During the fourth quarter of fiscal 1997, the Company announced a restructuring plan which identified 75 low-volume, underperforming stores for closing. A substantial number of these stores were closed by January 30, 1999. Certain of these stores are no longer under consideration for closing due to a significant improvement in performance since the announcement of the plan. As a result, during the fourth quarter of fiscal 1998, the Company recorded a favorable adjustment to pre-tax income of $385,000 to reverse the estimated cost, recorded in fiscal 1997, of closing these stores.

Store rent and related expenses were 8.1% of net sales in fiscal 1998 compared to 8.7% in fiscal 1997. Store rent and related expenses for fiscal 1998 decreased as a percentage of net sales due to the leverage provided by higher year-over-year sales as well as aggressively closing underperforming stores during fiscal 1998. Average store rent and related expenses increased by 5% in fiscal 1998 compared to fiscal 1997. The increase in average store rent and related expenses is primarily due to the Company's store expansion strategy of opening larger, higher volume stores, and thus leasing more costly sites with higher rents while closing older, underperforming stores which generally have lower average rent costs.

Depreciation and amortization expense as a percentage of net sales was 1.6% in fiscal 1998 compared to 1.7% in fiscal 1997. The decrease in depreciation and amortization expense is primarily due to the leverage provided by higher year-over-year sales as well as a decrease in the number of stores open during fiscal 1998 versus fiscal 1997.

Interest expense was 0.6% of net sales in fiscal 1998 compared to 0.7% of net sales in fiscal 1997 due to the increase in net sales year over year. Interest expense in dollars increased in fiscal 1998 when compared to fiscal 1997. This increase was primarily due to higher average borrowings in fiscal 1998 versus fiscal 1997 in order to maintain levels of inventory necessary to support the increased sales.

The effective income tax provision rate for fiscal 1998 was 20.3% compared to the effective income tax benefit rate of 16.1% in fiscal 1997. The change in the Company's effective income tax rate is primarily attributable to a favorable valuation allowance adjustment for fiscal 1998 compared to fiscal 1997. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. federal and state income tax purposes will be fully utilized or realized, valuation allowances have been provided for a portion of the net deferred income tax asset. Management estimates that the Company's effective income tax rate will be approximately 40% in fiscal 1999; however, if sufficient levels of profitability are achieved, the effective income tax rate may decrease because of a possible favorable adjustment of some or all of the valuation allowance.

OUTLOOK

Sales through the first ten weeks of fiscal 1999 are ahead of planned levels (through the corresponding time period) due, in part, to favorable trends in the women's apparel industry as a whole, as well as the Company's merchandise strategy of offering goods that emphasize quality, value and fashion. Sales during the corresponding time period in fiscal 1998 were hindered by slow receipts of key merchandise. During fiscal 1999, the Company intends to focus its efforts on improving sales in existing stores while maintaining its margin and cost-containment targets. As part of this strategy, the Company plans to continue to monitor the merchandise mix and demographic profiles of its stores. The Company also plans to increase the size of certain highly productive stores and expand the test of men's apparel sales to approximately 200 stores. The Company plans to open approximately 30 new stores in existing markets and close approximately 15 underperforming stores in fiscal 1999.

Average store rent and related expenses are expected to increase in fiscal 1999 due to the location and the increase in the average square footage of stores planned to open in fiscal 1999 and the closing of older, lower-volume stores. Management will seek to leverage these increases through improved average store sales volume. Also, the Company has approximately 80 existing leases that expire or have initial lease terms containing lessee renewal options which may be exercised in fiscal 1999. Management believes that the Company will not experience a material increase in aggregate store rents as a result of renewal options or negotiating new lease terms for such locations.

FISCAL YEAR ENDED JANUARY 31, 1998 (FISCAL 1997) COMPARED TO FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL 1996)

Net sales in fiscal 1997 increased 1% to $302.3 million compared to $299.0 million in fiscal 1996. This increase in net sales was primarily due to more stores being in operation, on average, during fiscal 1997 as compared to fiscal 1996. In fiscal 1997, comparable store sales decreased 1% for the year compared to fiscal 1996. Comparable stores are those stores in operation at least 18 months.

The Company opened 64 stores during fiscal 1997, relocated 13 stores and closed 49 underperforming stores. The Company opened 23 stores during fiscal 1996, relocated 11 stores and closed 66 underperforming stores.

During fiscal 1997, the Company implemented its previously announced strategy to offer additional categories of merchandise at price points other than its traditional $7 retail price. However, during the implementation of this strategy, management believes that the Company confused its customers by introducing too many items at price points higher than its previous $7 price point. In addition, these higher priced items were offered at too many price points. This combination of too many higher priced items at too many price points had a negative effect on markdowns and SG&A expenses as discussed below. During the fourth quarter of fiscal 1997, the Company adjusted its pricing and merchandising strategy to increase the portion of its merchandise priced at $7 or less. Also, the Company established clear policies to limit its higher price point items to only that merchandise which had been determined to be clearly desired by its customers and could not be offered for $7, thus focusing its merchandising strategy on quality, value and selection. Such higher priced items are offered at discernable price points up to $15.

Gross margin as a percentage of net sales was 33.2% in fiscal 1997 compared to 35.3% in fiscal 1996. This decrease in gross margin as a percentage of net sales primarily resulted from a significantly higher level of markdowns taken during fiscal 1997. Higher levels of markdowns were taken during the third quarter of fiscal 1997 in an effort to clear transitional merchandise which was not "fashion right." Higher levels of markdowns were taken during the fourth quarter of fiscal 1997 in order to clear inventory as part of the Company's initiative to aggressively close underperforming stores and to adjust price points in certain merchandise categories downward as part of the Company's strategy to offer more of its merchandise at $7 or below.

SG&A expenses as a percentage of net sales were 25.8% in fiscal 1997 compared to 25.3% in fiscal 1996. When expressed as a percentage of net sales, corporate office and store operating costs increased. These increases resulted primarily from increased marketing costs as a result of producing in-store signs and posters to promote the new merchandising strategy and to display the many new price points and increased equipment lease costs in the Company's corporate offices. Average salaries and wages in the Company's stores increased 6% in fiscal 1997 compared to fiscal 1996. This increase, affecting primarily part-time associates, was due to an increase in average store hours and to increases in the Federal Minimum Wage which were effective in October 1996 and September 1997. Management allocated a higher number of average payroll hours per store in fiscal 1997 compared to fiscal 1996 because management believed introduction of the higher price points would necessitate additional training and a higher level of customer service.

In response to lower than expected operating results, the Company announced a restructuring plan during the fourth quarter of fiscal 1997. The plan included initiatives which were designed to return the Company to profitability by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores were operating profitably. Under the restructuring plan the Company planned to close approximately 75 low-volume, underperforming stores and eliminate approximately 300 positions. The Company recorded a one-time charge of $2,265,000 during the fourth quarter of fiscal 1997 to cover costs associated with the plan. The total charge included costs to close stores, such as the noncash write-off of fixed assets and store supplies of $1,378,000, lease buyouts of approximately $398,000, and employee severance, outplacement costs and other miscellaneous expenses of approximately $489,000.

Store rent and related expenses as a percentage of net sales were 8.7% in fiscal 1997 compared to 8.6% in fiscal 1996. Average store rent and related expenses increased 5% in fiscal 1997 compared to fiscal 1996 primarily due to the continuation of the Company's store expansion strategy of increasing the proportion of larger, higher-volume stores and thus entering more costly sites with higher rents, and the closing of older, underperforming stores which had lower average rent costs.

Depreciation and amortization expense was 1.7% of net sales in fiscal 1997 compared to 1.6% of net sales in fiscal 1996. This increase in depreciation and amortization expense resulted primarily from fixed asset additions associated with new store openings in fiscal 1997 and to software upgrades in the Company's corporate offices.

Interest expense was 0.7% of net sales in fiscal 1997 compared to 0.6% of net sales in fiscal 1996. This increase in interest expense resulted from a combination of slightly higher average borrowings and a 0.5% higher average borrowing rate in fiscal 1997 compared to fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion and the related growth in merchandise inventories. The Company has obtained credit facilities which, together with cash provided by operations, are expected to meet the liquidity and capital needs during the period of the agreements.

The Company's credit facilities consist of a revolving credit facility to meet the Company's short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's needs to purchase merchandise inventories from foreign sources. Collectively, the Company's credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at January 30, 1999. A summary of the Company's credit facilities follows. Please refer to Note B to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a more complete description of the Company's credit facilities.

The Company has a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with its primary lender through March 2001. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. At January 30, 1999, the Company had approximately $9.4 million of excess availability under the borrowing base formula.

The maximum and average amounts outstanding during fiscal 1998 and fiscal 1997 and amounts outstanding at the end of such periods for the revolving credit facility are disclosed in Note B to the Consolidated Financial Statements in
Item 8 of this document.

The Company has a twenty-year, $8,125,000 mortgage loan agreement with a commercial bank payable in 240 consecutive equal monthly installments through July 2017. The agreement is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements.

The Company has a $5,000,000 letter of credit facility with a commercial bank through the earlier of June 2000 or termination of the revolving credit facility with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit.

The Company's weighted average interest rate for all borrowings was 8.6% and 8.4% in fiscal 1998 and fiscal 1997, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $6,613,000 and $6,075,000 at January 30, 1999 and January 31, 1998, respectively.

Net cash provided by operating activities for fiscal 1998, 1997 and 1996 was $3,923,000, $8,660,000 and $2,352,000, respectively. The decrease in net cash provided by operating activities in fiscal 1998 compared to fiscal 1997 is primarily the result of an increase in merchandise inventories, and a decrease in noncash charges including deferred income taxes and costs associated with disposal of property and equipment, and partially offset by an improvement in the Company's year-over-year results of operations, including a favorable
adjustment  in  fiscal  1998  to  the  estimated  costs  of   fiscal  1997's
restructuring plan. The increase in net cash provided by operating activities in fiscal 1997 compared to fiscal 1996 is primarily the result of a decrease in merchandise inventories and increases in noncash charges for depreciation and costs associated with the disposal of property and equipment (due to closing stores as part of the restructuring plan) which more than offset the Company's net loss.

Total merchandise inventories were $45,639,000, $35,508,000 and $48,371,000 at January 30, 1999, January 31, 1998 and February 1, 1997, respectively. Total merchandise inventories increased 29% at January 30, 1999 compared to January 31, 1998. The increase in total merchandise inventories is attributable to all portions of merchandise inventories -- including merchandise in-transit to the Company's distribution center from its vendors, merchandise inventories held in the distribution center and in-store inventories. Most of this year-over-year inventory increase was the result of purchasing and distributing spring and summer merchandise in order to increase inventory to an appropriate level - the January 31, 1998 inventory level was abnormally low. It is management's intent to purchase goods in an opportunistic manner, as well as in a timely manner, in order to make smooth transitions between each season.

Total merchandise inventories decreased 27% at January 31, 1998 compared to February 1, 1997. The decrease is primarily due to a decrease in merchandise in-transit to the Company's distribution center from its vendors. Most of this year-over-year in-transit decrease related to lower levels of imported goods. Since late fiscal 1997, the Company has relied heavily on sourcing inventory through opportunistic purchases from domestic vendors. In fiscal 1998, import purchases (including freight and duty) were 13% of total purchases compared to 24% in fiscal 1997 and 31% in fiscal 1996. The level and source of inventories are subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions.

Net cash used in investing activities for fiscal 1998, 1997 and 1996 was $3,151,000, $7,134,000 and $3,033,000, respectively, and was primarily used for leasehold improvements and equipment for new stores opened each year, as well as information technology expenditures including software and hardware upgrades.

Net cash of $181,000 was used in financing activities in fiscal 1998 primarily as a result of the repayment of the Company's mortgage loan facility and the payment of capital lease obligations which exceeded the net borrowings from the Company's revolving credit facilities. Net cash of $2,256,000 was used in financing activities in fiscal 1997 primarily as a result of a net repayment on the Company's revolving credit facility which exceeded the net borrowings on the Company's mortgage loan and term loan facilities. Net cash of $2,834,000 was provided by financing activities in fiscal 1996 primarily as a result of net borrowings on the Company's revolving credit facility and net borrowings on the Company's term loan facilities.

In fiscal 1999, the Company plans to spend approximately $5.0 million on capital expenditures, most of which will be used to open new stores, remodel, re-fixture, expand and relocate existing stores, and invest in information technology. The Company's liquidity requirements in the foreseeable future are expected to be met principally through cash provided by operations and the use of its credit facilities. If deemed by management to be in the best interest of the Company, additional long-term debt, equity, capital leases, or other permanent financing may be considered.

MARKET RISK AND RISK MANAGEMENT POLICIES

The Company is exposed to market risk from changes in interest rates affecting its credit arrangements, including a variable-rate revolving credit facility and a fixed-rate mortgage loan agreement, which may adversely affect its results of operations and cash flows. The Company seeks to minimize its interest rate risk through its day-to-day operating and financing activities. The Company does not engage in speculative or derivative financial or trading activities.

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit facility for fiscal 1998 would have decreased pre-tax income by approximately $132,000 for the same time period. Due to the fixed-rate nature of the mortgage loan agreement, a hypothetical 100 basis point adverse change (decrease) in interest rates would have increased the estimated fair value of the Company's mortgage loan agreement by approximately $627,000 at January 30, 1999, but would have had no effect on the Company's results of operations or cash flows for fiscal 1998.



YEAR 2000 ISSUES

State of Readiness

The Company began identifying its major systems and software vendors susceptible to Year 2000 issues during its preparedness evaluation in fiscal 1996. During fiscal 1997, a formal steering committee was assembled from throughout the Company to ensure a smooth transition into the Year 2000. The Company has separated its Year 2000 efforts into five phases ("the Year 2000 Plan"): (i) awareness and identification of issues relating to the Year 2000; (ii) analysis of the impact on and risk to the Company's software, hardware and the services provided by the Company's vendors; (iii) performance of the work necessary to change or upgrade programs and files including installation of software and/or hardware; (iv) testing and certification of systems to assure compliance, including disaster recovery testing; and (v) implementation of systems. Because the Company uses a variety of internally-developed and third party software, certain tasks of various phases of the Year 2000 Plan are being performed simultaneously. The Company anticipates that all five phases will be complete and its major systems will be Year 2000 compliant by the summer of 1999.

Like other companies, the Company relies upon third parties for its operations including, but not limited to, suppliers of merchandise, software, telephone service, electric power, water and financial services. As part of this program, the Company has a formal vendor Year 2000 compliance program in place. The Company has identified and assigned various levels of risk to third party vendors associated with the Company. The Company has received responses from all the vendors identified as critical to its operations. Each has indicated that it expects to be Year 2000 compliant in a timely manner. During the course of fiscal 1999, the Company will continue its vendor compliance efforts focusing on the remaining, less critical vendors in order of their assigned levels of risk.

Cost

The Company is primarily using internal resources to identify, test, upgrade and replace its Year 2000-sensitive systems. The Company's major systems, including its merchandise management system, its point-of-sale system, its inventory and general ledger system and its payroll system, have been due for upgrades in order to maintain vendor support. Therefore, the Company would be devoting the efforts of its internal resources to some or all of these projects through the normal course of business even if the Year 2000 issues had not existed. The Company also continues to replace any non-compliant software and hardware as necessary. During fiscal 1998, the cost of these incidental software and hardware replacements was considerably less than the expected amount of $25,000. The cost of these incidental software and hardware replacements is expected to be less than $50,000 in fiscal 1999.

Risks and Contingency Planning

Management expects that the Company will substantially complete implementation of the Year 2000 Plan by the summer of 1999 and will continue to monitor its systems through the remainder of the year, but gives no assurance that unforeseen difficulties which could alter the date of completion of the Year 2000 Plan will not occur while performing upgrades, installations, testing and implementation. In addition, as part of a worst case scenario, if the Year 2000 Plan is not successful in a timely manner, the Company's third party vendors are not Year 2000 compliant in a timely manner, and/or if the Company's supply of merchandise or ability to distribute its merchandise to its stores is adversely affected, the Year 2000 issues may have a material adverse impact on the results of operations, financial condition and cash flows of the Company. Also, possible interruptions in services such as electric power and telephone could occur in certain geographic areas, thereby temporarily closing some of the Company's stores. In addition, any general economic disruption caused by Year 2000 issues could adversely affect customer demand.

The Company intends to mitigate its Year 2000 risk by completing implementation of the Year 2000 Plan by the summer of 1999, permitting time to monitor compliance as well as to conduct disaster recovery tests. The Company intends to mitigate its risk of temporarily closed stores due to possible interruptions in service such as electric power and telephone through the use of business interruption insurance, which it currently carries, and uses from time to time to protect itself from temporary closings due to weather related interruptions. The Company plans to continue to develop its contingency plans during the completion of the remaining phases of its Year 2000 Plan.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," effective for periods beginning after June 15, 1999. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

Private Securities Litigation Reform Act of 1995

All  statements  contained  in this  Annual  Report  on Form  10-K as to  future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in fiscal 1999 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; whether or not offering for sale new categories of merchandise including, but not limited to, menswear, will increase sales and operating results; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; whether or not the Company and its major suppliers will ready their computer systems to be "Year 2000 Compliant" in a timely manner; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk and Risk Management Policy" in Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have audited the accompanying consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (d). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule listed in the index at Item 14(d), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Greenville, South Carolina
March 17, 1999(March 31, 1999 as to Note B)

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   January 30,          January 31,
                                                                                      1999                 1998
                                                                               -----------------    -----------------
Assets
CURRENT ASSETS
  Cash and cash equivalents                                                   $         2,418,000        $   1,827,000
  Miscellaneous receivables, net of allowance for doubtful accounts
     of $80,000 (1998) and $196,000 (1997)                                              1,526,000            2,066,000
  Merchandise inventories                                                              45,639,000           35,508,000
  Federal and state income taxes receivable                                             1,303,000            4,637,000
  Prepaid expenses                                                                      3,733,000            4,293,000
  Deferred income taxes                                                                   768,000                   --
                                                                                  -----------------     --------------
     TOTAL CURRENT ASSETS                                                              55,387,000           48,331,000

PROPERTY AND EQUIPMENT, net                                                            33,446,000           36,004,000

OTHER ASSETS                                                                            3,994,000            3,777,000
                                                                                  ---------------       --------------
                                                                             $         92,827,000       $   88,112,000
                                                                                  ===============       ==============
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Accounts payable                                                            $        24,750,000       $   25,391,000
  Current portion of long-term debt and revolving credit facility                      11,998,000           11,664,000
  Accrued salaries and wages                                                            3,118,000            1,789,000
  Accrued employee benefits                                                             2,338,000            2,271,000
  Other accrued and sundry liabilities                                                  2,537,000            2,965,000
                                                                                  ----------------     ----------------
     TOTAL CURRENT LIABILITIES                                                         44,741,000           44,080,000

LONG-TERM DEBT                                                                          7,755,000            7,915,000
OTHER NONCURRENT LIABILITIES                                                            2,914,000            3,095,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred Stock, par value $0.01 - authorized and
     unissued  500,000 shares
  Common Stock, par value $0.01 - authorized 35,000,000 shares;
     issued and outstanding 10,439,531 (1998) and 10,435,531 (1997)                       104,000              104,000
  Additional paid-in capital                                                           11,465,000           11,453,000
  Retained earnings                                                                    25,848,000           21,465,000
                                                                                  ---------------     ----------------
                                                                                       37,417,000           33,022,000
                                                                                  ----------------    -----------------
                                                                              $        92,827,000     $     88,112,000
                                                                                  ================    =================


See notes to consolidated financial statements


                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Fiscal Year Ended
                                                         January 30,           January 31,            February 1,
                                                             1999                 1998                    1997
                                                       -----------------    ------------------      -----------------

NET SALES                                            $      328,059,000   $       302,285,000     $      298,986,000
Cost of goods sold                                          211,893,000           201,901,000            193,318,000
                                                       -----------------    ------------------      -----------------
GROSS MARGIN                                                116,166,000           100,384,000            105,668,000

Selling, general and administrative expenses                 77,158,000            78,077,000             75,564,000
Restructuring (credit) charge                                  (385,000)            2,265,000                     --
Store rent and related expenses                              26,653,000            26,415,000             25,566,000
Depreciation and amortization expense                         5,115,000             5,131,000              4,778,000
Interest expense                                              2,128,000             1,989,000              1,754,000
                                                       -----------------    ------------------      -----------------

                                                            110,669,000           113,877,000            107,662,000
                                                       -----------------    ------------------      -----------------

INCOME (LOSS) BEFORE INCOME TAXES                             5,497,000           (13,493,000)            (1,994,000)

Provision for (benefit from) income taxes                     1,114,000            (2,173,000)              (727,000)
                                                       -----------------    ------------------      -----------------

NET INCOME (LOSS)                                    $        4,383,000   $       (11,320,000)     $      (1,267,000)
                                                       =================    ==================      =================

PER COMMON SHARE AMOUNTS:

NET INCOME (LOSS)  PER COMMON SHARE -
    BASIC AND DILUTED                                $             0.42   $            (1.08)     $           (0.12)
                                                       =================    ==================      =================


Weighted average number of common shares
    outstanding - basic                                      10,437,102           10,435,531             10,400,789
                                                       =================    ==================      =================

Weighted average number of common shares
    outstanding - diluted                                    10,493,816           10,435,531             10,400,789
                                                       =================    ==================      =================

See notes to consolidated financial statements


                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                            Additional
                                                   Common Stock              Paid-in         Retained
                                               Shares           Amount       Capital         Earnings           Total

Balance at February 3, 1996                   10,335,031       $103,000    $11,002,000     $34,052,000     $45,157,000
     Stock options exercised                     100,500          1,000        451,000              --         452,000
     Net loss                                       --               --             --      (1,267,000)     (1,267,000)
                                              ----------       --------    -----------    -------------    ------------
Balance at February 1, 1997                   10,435,531        104,000     11,453,000      32,785,000      44,342,000
     Net loss                                       --               --             --     (11,320,000)    (11,320,000)
                                              ----------       --------    -----------      -----------    ------------
Balance at January 31, 1998                   10,435,531        104,000     11,453,000      21,465,000      33,022,000
     Stock options exercised                       4,000             --         12,000              --          12,000
     Net income                                       --             --             --       4,383,000       4,383,000
                                              ----------       --------    -----------     ------------    -----------
Balance at January 30, 1999                   10,439,531       $104,000    $11,465,000     $25,848,000     $37,417,000
                                              ==========       ========    ===========     ============    ===========




See notes to consolidated financial statements

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Fiscal Year Ended
                                                                          ---------------------------------------------------
                                                                            January 30,       January 31,       February 1,
                                                                               1999              1998              1997
                                                                          ----------------   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $        4,383,000 $   (11,320,000)  $    (1,267,000)
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                          5,115,000       5,131,000         4,778,000
         Provision for supplemental post-retirement benefits                      113,000         128,000           970,000
         Deferred income taxes                                                   (768,000)      1,217,000           246,000
         Loss on disposal of property and equipment                                52,000       2,325,000         1,261,000
         Decrease in other noncurrent assets                                      276,000         382,000           579,000
         Increase in other noncurrent liabilities                                  18,000         435,000           151,000
         Changes in operating assets and liabilities:
             Decrease (increase) in miscellaneous receivables and
                 prepaid expenses                                               1,039,000      (1,460,000)          594,000
             (Increase) decrease in merchandise inventories                   (10,131,000)     12,863,000        (8,598,000)
             Decrease (increase) in federal and state income taxes receivable   3,335,000        (400,000)          437,000
             Increase (decrease) in accounts payable and other
                 liabilities                                                      491,000        (641,000)        3,201,000
                                                                         ----------------   --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       3,923,000        8,660,000        2,352,000
                                                                          ----------------   --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                       (2,438,000)      (6,346,000)       (2,674,000)
    Purchases of other noncurrent assets                                        (782,000)        (564,000)         (359,000)
    Repayment of (issuance of ) related party loan                                69,000         (224,000)               --
                                                                          ----------------   --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                         (3,151,000)      (7,134,000)       (3,033,000)
                                                                          ----------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayment of) revolving credit facility                   321,000       (3,469,000)        2,171,000
  Proceeds from long term debt borrowings                                             --        9,572,000         7,500,000
  Repayment of long term debt                                                   (147,000)      (7,957,000)       (6,553,000)
  Debt financing costs incurred                                                  (42,000)        (259,000)         (698,000)
  Decrease in amount due to related parties                                      (98,000)         (47,000)          (38,000)
  Payment of capital lease obligations                                          (226,000)         (96,000)               --
  Proceeds from exercise of stock options                                         11,000               --           452,000
                                                                          ----------------   --------------    --------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (181,000)      (2,256,000)        2,834,000
                                                                          ----------------   --------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 591,000         (730,000)        2,153,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF FISCAL YEAR                          1,827,000        2,557,000           404,000
                                                                          ----------------   --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF  FISCAL YEAR                       $       2,418,000        1,827,000         2,557,000
                                                                          ================   ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                        $       2,121,000 $      1,766,000  $      1,777,000
  Income taxes paid                                                              677,000           86,000            68,000
  Noncash financing activities - capital leases                                  106,000          537,000           237,000

See notes to consolidated financial statements

ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 30, 1999

NOTE A - Operations and Summary of Significant Accounting Policies

Business: One Price Clothing Stores, Inc. and subsidiaries (the "Company") operates a chain of off-price retail women's and children's specialty stores offering a wide variety of first quality, contemporary, in-season apparel and accessories. Accordingly, the Company operates in one business segment. Prior to fiscal 1997, this merchandise was offered at the uniform retail price of $7. The Company currently offers most of its merchandise at or below a base price of $7 and offers certain additional categories and styles at prices higher than $7 when such merchandise is clearly desired by the Company's customers. Such higher priced merchandise is offered at prices up to $15. At January 30, 1999, the Company operated 618 stores in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Fiscal Year: The Company's fiscal year ends on the Saturday nearest January 31. All periods presented herein consist of 52 weeks.

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

Comprehensive Income: The Company is required to disclose within the basic financial statements items of comprehensive income, such as foreign currency transactions and unrealized gains and losses on available-for-sale securities, under the provisions of Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income." Because the Company has no items which qualify as comprehensive income, the adoption of SFAS 130 resulted in no difference between comprehensive income (loss) and net income (loss) for fiscal 1998, 1997 and 1996, respectively.

Segments and Related Information: The Company operates in one industry segment: retail sales of apparel and accessories to the general public.

Fair Value of Financial Instruments: The estimated fair values of the Company's financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and the Company's revolving credit facility, approximate their carrying values at January 30, 1999 and January 31, 1998, due to their nature. The fair value of the Company's mortgage loan at January 30, 1999 and January 31, 1998 is calculated based on discounted cash flows using the estimated currently available borrowing rate.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost (computed using the first-in, first-out (FIFO)retail method) or market.

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

Purchased and Internally Developed Software: Purchased software is included in other assets and is amortized over its estimated useful life of 5 years using the straight-line method. Direct costs of developing software internally are capitalized using the principles of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The result of adopting SOP 98-1 was an increase in pre-tax income of $285,000 in fiscal 1998. Upon placement into service, internally developed software will be amortized over its estimated useful life of 5 years using the straight-line method.

Store Closing and Impairment Costs: At the time management commits to close a store and for other stores which may be impaired, the fixed assets are written down to estimated fair market value. For stores to be closed, a provision is made for any remaining store lease obligation after closing or penalty, if any, to cancel the lease obligation.

Revenue Recognition: Revenues from retail sales are recognized at the time of the sale. An estimate for merchandise returns is recorded in the period that the merchandise is sold.

Store Preopening Costs: Costs associated with the opening of new stores are expensed as incurred.

Advertising and Promotional Costs: Advertising and promotional costs are expensed when incurred. Such expenses were $623,000, $592,000 and $987,000 in fiscal 1998, 1997 and 1996, respectively.

Earnings Per Common Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of shares of Common Stock. Diluted earnings per common share are computed by dividing earnings by the weighted average number of shares of Common Stock and dilutive Common Stock equivalent shares for stock options outstanding, unless antidilutive, during the period. See Notes F and H.

Reclassifications: Certain amounts included in prior periods' financial state-ments have been reclassified to conform to the fiscal 1998 presentation.

Effect of New Accounting Pronouncements: The Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for periods beginning after June 15, 1999. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

NOTE B - Credit Facilities

The Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through March 2001. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). In January 1999, the Company amended its credit agreement to lower the borrowing rates and other fees associated with its revolving credit facility. Under the amendment, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.25% or the Adjusted Eurodollar Rate, as defined, plus 2.0%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At January 30, 1999, the Company had approximately $9.4 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur other indebtedness, or encumber or dispose of assets, and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a minimum adjusted net worth (both as defined in the amended revolving credit agreement). Effective January 30, 1998, such minimum net worth requirement was reduced from $34,000,000 to $25,000,000. The Company was in compliance with these financial covenants at January 30, 1999.

The maximum and average amounts outstanding during fiscal 1998 and 1997 and amounts outstanding at the end of such periods for the revolving credit facility are presented as follows:

                                                                                     Fiscal Year Ended
                                                                            ---------------------------------
                                                                             January 30,          January 31,
                                                                                1999                  1998
                                                                             -----------          ----------

Revolving Credit Facility:
     Maximum amounts outstanding                                                $20,832,000        $19,525,000
     Average amounts outstanding                                                 13,152,000         10,784,000
     Outstanding at period end                                                   11,838,000         11,517,000


The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $3,000,000. In November 1998, the agreement was amended to increase the letter of credit facility to provide up to $3,500,000. On March 31,1999, the agreement was amended to increase the letter of credit facility to provide up to $5,000,000. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. In March 1998, the agreement was amended to adjust the Company's minimum net worth requirement to the same level as that required by the Company's primary lender under the revolving credit agreement. On March 31, 1999, the agreement was further amended to extend the expiration date of the facility by one year to the earlier of June 2000 or termination of the Company's revolving credit facility with its primary lender. The agreement, as amended, contains certain restrictive covenants, which are substantially the same as those within the Company's amended revolving credit facility discussed above.

During  fiscal  1997,  the Company  repaid the term loan  portion of its primary credit facility and entered into a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage loan of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Such secured real property had a net book value of $14.2 million at January 30, 1999. The mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at January 30, 1999.

Annual maturities of the mortgage loan are as follows:

               Fiscal Year                                         Amount
               -----------                                         ------
                 1999                                          $     160,000
                 2000                                                173,000
                 2001                                                192,000
                 2002                                                210,000
                 2003                                                231,000
                 Thereafter                                        6,949,000
                                                               -------------
                Total                                           $  7,915,000
                                                                ============


The fair value of the Company's outstanding mortgage obligation at January 30, 1999 and January 31, 1998 was $8,458,000 and $8,062,000, respectively. Fair value is determined based on discounted cash flows using the Company's estimated currently available borrowing rate.

The Company's weighted average interest rate for all borrowings was 8.6% and 8.4% in fiscal 1998 and fiscal 1997, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $6,613,000 and $6,075,000 at January 30, 1999 and January 31, 1998, respectively.


NOTE C - Property and Equipment

                                                                           January 30,                 January 31,
                                                                              1999                        1998
                                                                       ---------------            ----------------
   Land                                                                $       914,000            $       914,000
   Land improvements                                                           494,000                    494,000
   Buildings                                                                16,061,000                 16,055,000
   Leasehold improvements                                                   14,682,000                 14,194,000
   Fixtures and equipment                                                   29,933,000                 29,095,000
                                                                         -------------              --------------
                                                                            62,084,000                 60,752,000
   Less accumulated depreciation                                           (28,638,000)               (24,748,000)
                                                                           ------------               ------------
                                                                          $ 33,446,000             $   36,004,000
                                                                          ============              ==============

The Company evaluates whether assets, largely store leasehold improvements and fixtures and equipment, may be impaired based on store lease termination and renewal decisions and estimated undiscounted future cash flows of the individual stores. For stores which are determined to be impaired, leasehold improvements are written off and fixtures and equipment are written down based upon management's estimate of recoverability. Such impairment loss was approximately $111,000 and $425,000 for fiscal 1998 and 1997, respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE D - Income Taxes

The provision for (benefit from) income taxes consists of the following:

                                                                         Fiscal Year Ended
                                                         ---------------------------------------------------
                                                          January 30,      January 31,       February 1,
                                                              1999             1998              1997
                                                         ---------------  ---------------  -----------------
Current:
  Federal                                                 $ 1,416,000       $(3,670,000)         $(982,000)
  State and local                                             371,000           280,000              1,000
  Puerto Rico                                                      --               --               8,000
  Virgin Islands                                               95,000               --                  --
Deferred:
  Federal                                                    (684,000)         616,000             265,000
  State and local                                             (84,000)         447,000            (149,000)
Puerto Rico                                                        --          154,000             130,000
                                                         ------------      -----------          ----------
Total provision for (benefit from) income taxes           $ 1,114,000      $(2,173,000)         $ (727,000)
                                                         =============      ============        ==========

A reconciliation of the statutory federal income tax rate to the annual effective income tax rate follows:

                                                                                 Fiscal Year Ended
                                                              ---------------------------------------------------------
                                                                January 30,         January 31,         February 1,
                                                                    1999               1998                 1997
                                                              -----------------   ----------------    -----------------
Federal income tax (benefit) at statutory rate                           35.0%            (35.0)%          (35.0)%
State and local income tax (benefit), net of federal tax                  4.4              (2.7)            (4.6)
Puerto Rico net operating loss                                           (2.3)               --               --
Tax benefit from federal jobs credits                                    (3.9)             (0.4)              --
Valuation allowance                                                     (11.1)             20.8               --
Other, net                                                               (1.8)              1.2              3.1
                                                                      --------         ---------           -----
Effective income tax (benefit) rate                                      20.3%            (16.1) %         (36.5)%
                                                                      =======          =========           ======

Presented below are the elements which comprise deferred income tax assets and liabilities:

                                                              January 30,                         January 31,
                                                                  1999                               1998
                                                              ------------                       -----------
Gross deferred income tax assets:
  Accrued employee benefits deductible for tax
    purposes when paid                                           $ 857,000                         $786,000
  Excess of tax over financial statement basis of
    inventory                                                      346,000                          375,000
  Accrued retirement benefits deductible for tax
    purposes when paid                                             536,000                          530,000
  Accrued store closing and restructuring costs
    deductible for tax purposes when paid                          299,000                          885,000
  State and local net operating loss and credit
    carryforwards                                                  779,000                          999,000
  Puerto Rico/Virgin Islands net operating loss
    carryforwards                                                1,175,000                        1,314,000
  Other                                                            540,000                          295,000
                                                                 ---------                        ---------
       Gross deferred income tax assets                          4,532,000                        5,184,000
  Valuation allowance                                           (2,188,000)                      (3,156,000)
                                                                -----------                      -----------
                                                                 2,344,000                        2,028,000
                                                              ------------                        ----------
Gross deferred income tax liabilities:
  Excess of financial statement over tax basis of
     property and equipment                                     (1,576,000)                      (1,999,000)
  Excess of financial statement over tax basis of
     supplies                                                          --                           (29,000)
                                                               ------------                      -----------
        Gross deferred income tax liabilities                   (1,576,000)                      (2,028,000)
                                                                ----------                       ----------

Net deferred income tax asset                                 $    768,000                      $       --
                                                             =============                      ============

At January 30, 1999 the Company had net operating loss and credit carryforwards for state income tax purposes aggregating approximately $779,000 of income tax and Puerto Rico net operating loss carryforwards aggregating $1,175,000 of income tax. These carryforwards expire at various times between 2002 and 2012. Management cannot be assured that certain deferred income tax assets related to these carryforwards will be fully utilized or realized. Accordingly, a valuation allowance has been provided for a portion of the net deferred income tax asset.

The net deferred income tax asset at January 30, 1999 is included in current assets in the accompanying Consolidated Balance Sheet.

NOTE E - Commitments and Contingencies

From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions presently pending, if decided adversely, would have a material adverse effect on its financial position, results of operations or cash flows.

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


Future  minimum  rental  commitments  as of January 30, 1999 for  noncancellable
leases   (including   those  which  may  qualify  for  early   termination)  are
approximately as follows:

                 Fiscal Year                        Stores                 Other                 Total
                 -----------                    -----------            ----------          -----------

                    1999                        $20,669,000            $1,419,000          $22,088,000
                    2000                         16,865,000               538,000           17,403,000
                    2001                         13,076,000               199,000           13,275,000
                    2002                         10,358,000                98,000           10,456,000
                    2003                          5,675,000                43,000            5,718,000
                    Thereafter                    7,073,000                   --             7,073,000
                                                -----------            ----------         ------------
                    Total                       $73,716,000            $2,297,000          $76,013,000
                                                ===========            ==========         ============

Total rental expense for operating leases was as follows:

                                                                  Fiscal Year Ended
                                               January 30,           January 31,             February 1,
                                                   1999                  1998                   1997
                                               -------------        ---------------       ----------------

      Minimum rentals                          $23,060,000           $23,244,000              $22,061,000
      Contingent rentals                         5,262,000             4,932,000                5,103,000
                                              ------------          ------------            -------------
                                               $28,322,000           $28,176,000              $27,164,000
                                               ===========           ===========              ===========

The Company's capital leases for certain office equipment and computer software were calculated using interest rates appropriate at the inception of each lease. Gross amounts of such capital lease assets were $880,000 and $774,000 at January 30, 1999 and January 31, 1998, respectively. Accumulated amortization amounts of such capital lease assets were $285,000 and $102,000 at January 30, 1999 and January 31, 1998, respectively. Future minimum lease payments for capitalized lease obligations as of January 30, 1999 were as follows:

           Fiscal Year:
           1999                                                        $281,000
           2000                                                         226,000
           2001                                                          75,000
           2002                                                          27,000
                                                                          ------
           Total minimum obligations                                    609,000
           Less interest                                                (59,000)
                                                                       --------
           Present value of net minimum obligations                     550,000
           Less current portion                                        (248,000)
                                                                       ---------
           Long-term obligation at January 30, 1999                    $302,000
                                                                       ========

     NOTE F - Employee Benefits

Stock Option Plans: The Company currently has stock option plans (the 1991 and 1988 Plans) which provide for grants to certain officers and key employees of options to purchase shares of Common Stock of the Company. Options granted under the plans expire ten years from the date of grant and have been granted at prices not less than the fair market value at the date of grant. Options canceled under the 1991 Plan are available for reissuance. At January 30, 1999, a total of 99,000 shares of Common Stock were reserved for issuance under the 1991 Plan.

Effective April 1995, the Company adopted the 1995 Director Stock Option Plan which provides for annual grants to non-employee members of the Board of Directors. Such grants are immediately exercisable on the date of grant and expire ten years from the date of grant. At January 30, 1999, 15,000 shares of Common Stock were reserved for issuance under the 1995 Director Stock Option Plan.

Effective April 1997, the Company's Board of Directors approved a special stock option grant for 300,000 shares at the exercise price of $4.13 per share (fair market value at the time of grant) to its Chief Executive Officer. Twenty-five percent of such grant was immediately exercisable on the date of the grant with the remaining shares vesting ratably over four years. The options expire ten years from the date of the grant.

Effective April 1998, the Company's Board of Directors approved a special stock option grant for 80,000 shares at the exercise price of $1.77 per share (fair market value at the time of grant) to its present Chairman of the Board of Directors. One third of such grant was immediately exercisable on the date of the grant with the remaining shares vesting ratably over two years. The options expire ten years from the date of the grant.

A summary of the  activity in the  Company's stock  options is  presented below:

                                                 Fiscal 1998                Fiscal 1997              Fiscal 1996
                                            ---------------------------------------------------------------------------
                                                         Weighted                   Weighted                 Weighted
                                            Number        Average       Number       Average      Number      Average
                                              Of         Exercise         of        Exercise        Of       Exercise
                                            Shares        Price         Shares      Price        Shares       Price
                                            --------      -------     --------      -------    --------       -------
Outstanding at beginning of  period          909,796        $5.47      555,845        $6.79     588,245        $7.84
Options granted                              408,025        $2.88      510,250        $3.93     234,250        $3.80
Options exercised                             (4,000)       $2.75           --           --    (100,500)       $3.92
Options cancelled                           (198,648)       $6.47     (156,119)       $5.13    (166,150)       $8.04
                                            ---------                 ---------                ---------

Outstanding at end of period               1,115,173        $4.35      909,796        $5.47     555,845       $6.79
                                           =========                   =======                  =======

Exercisable at end of  period                458,465                   370,706                  237,015
                                             =======                   =======                  =======

Weighted average fair value of
options granted during the period
(see below)                                                 $1.20                     $1.94                  $1.86


The  following  table  summarizes   information   about  stock  options
outstanding at January 30, 1999:

                                                          Options Outstanding                    Options Exercisable
                                                 ---------------------------------------      --------------------------
                                                               Weighted
                                                 Number         Average         Weighted                      Weighted
                Range of                             of       Remaining          Average      Number          Average
                Exercise                          Shares      Contractual        Exercise       of            Exercise
                 Prices                       Outstanding     Life (Years)        Price       Shares            Price
           --------------------               ------------    ------------  ------------      -------         ----------
           $   1.56 to  $  2.75                    208,500         9.0           $  2.20       41,867          $    2.09
           $   2.78 to  $  3.56                    222,700         9.3           $  3.33       44,500          $    2.90
           $   3.69 to  $  4.00                     84,025         8.8           $  3.80       44,750          $    3.73
           $               4.13                    410,550         8.1           $  4.13      164,750          $    4.13
           $   4.50 to  $ 14.92                    171,398         5.0           $  7.73      148,198          $    7.95
           $              17.25                     18,000         5.1           $ 17.25       14,400          $   17.25
                                               -----------                                    -------
                                                 1,115,173         8.0           $  4.35      458,465          $    5.43
                                                 =========                                    =======

The Company applies the principles of Accounting Principles Board ("APB") Opinion 25 in accounting for employee stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined on the basis of SFAS 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal years presented. The total fair value of stock options granted was estimated at $490,000, $990,000 and $435,000 for the fiscal years ended January 30, 1999,
January 31, 1998 and February 1, 1997, respectively, based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for stock options granted: risk-free interest rates of approximately 5.4%, 6.0% and 6.0% for fiscal 1998, 1997 and 1996, respectively; an expected life of approximately one year from the vest date for fiscal 1998, 1997 and 1996; and 60%, 65% and 65% expected volatility for fiscal 1998, 1997 and 1996, respectively. The expected life of the stock options granted and the stock price volatility during the expected life of the options were estimated based upon historical experience and management's expectations. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been impacted as indicated in the proforma amounts below:

                                                                                      Fiscal Year Ended
                                                                         ---------------------------------------------
                                                                         January 30,       January 31,     February 1,
                                                                             1999            1998             1997
                                                                         ---------      -------------     ------------
   Net income (loss)                                  Actual             $4,383,000     $(11,320,000)     $(1,267,000)
                                                                        ===========     =============     ============
                                                      Proforma           $3,973,000     $(11,805,000)     $(1,373,000)
                                                                         ==========     =============     ============
   Net income (loss) per common share - diluted       Actual             $     0.42     $     (1.08)      $     (0.12)
                                                                         ==========     ===========       ===========
                                                      Proforma           $     0.38     $      (1.13)     $     (0.13)
                                                                         ==========     ============      ===========

Retirement Plan: The Company has a 401(k) and profit-sharing plan, the One Price Clothing Stores, Inc. Retirement Plan (the "Plan"). All employees in the United States who are 21 years of age or older with at least one year of service are eligible to participate in the Plan. The Company is obligated to contribute 50% of each participant's contribution with a maximum contribution of 2.5% of the participant's base compensation. In addition, the Company may make an annual discretionary contribution on behalf of the participants; no such discretionary contributions have been made by the Company. Employer contributions (approximately $307,000, $306,000 and $296,000 in fiscal 1998, 1997 and 1996, respectively) vest ratably over five years.

Stock Purchase Plan: The Company has a Stock Purchase Plan that allows participating employees to purchase, through payroll deductions, shares of the Company's Common Stock at prevailing market prices. All full-time associates who are 18 years of age or older with at least six months of service are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan provides that participants may authorize the Company to withhold from net earnings and deposit such amounts with an independent custodian. The custodian purchases Common Stock of the Company at prevailing market prices and distributes the shares purchased to the participants upon request. The Company pays expenses associated with the purchases of the Common Stock and administration of the Stock Purchase Plan.

Shareholders' Rights Plan: The Company adopted a Shareholders' Rights Plan in November 1994. Each shareholder is entitled to one Right for each share of Common Stock held on such date. Each Right entitles the registered holder to purchase from the Company one half share of Common Stock at a specified price. The Rights become exercisable only upon the occurrence of certain conditions set forth in the Shareholders' Rights Plan relating to, among other things, the acquisition of 20% or more of the outstanding shares of Common Stock.

NOTE G - Related Party Transactions

The Company has a deferred compensation agreement with its President and Chief Executive Officer. The agreement provides for 120 consecutive monthly payments of $5,000 (including interest) beginning upon the date of retirement, contingent upon completion of at least six years of employment. Approximately $57,000 and $40,000 of the total present value of the obligation was charged to selling, general and administrative expense in fiscal 1998 and fiscal 1997, respectively. Approximately $97,000 and $40,000 is included in other noncurrent liabilities at January 30, 1999 and January 31, 1998, respectively. The remaining portion of the total present value of the obligation, approximately $309,000 at January 30, 1999, will be fully accrued by May 2003, six years after commencement of employment.

During fiscal 1997, the Company entered into a loan agreement of $225,000 with its President and Chief Executive Officer. The terms of the loan required that certain principal and interest payments be made to the Company during the term of the loan, with the full amount of the loan plus accrued interest due by December 2000. Approximately $107,000 and $117,000 were included in accounts receivable and noncurrent assets, respectively, at January 31, 1998 under this agreement. During fiscal 1998, the remaining repayment requirements of the loan were waived by the Company's Board of Directors and the remaining balance of $173,000 was written off.

The Company also has a deferred compensation agreement with its former Chairman of the Board of Directors. The agreement provides for 120 consecutive monthly payments of $13,750 (including interest) beginning upon the earlier of the date of retirement or death. When the Company entered into the agreement in fiscal 1996, the estimated present value of the obligation, $970,000, was charged to selling, general and administrative expenses. During fiscal 1998, the former Chairman of the Board of Directors retired earlier than anticipated. Accordingly, an additional $55,000 was added to the estimated present value of the obligation and was charged to selling, general and administrative expenses. Approximately $74,000 and $965,000 is included in current liabilities and other noncurrent liabilities, respectively, at January 30, 1999. Approximately $28,000 and $1,002,000 was included in current liabilities and other noncurrent liabilities, respectively, at January 31, 1998.

In addition, the Company has a deferred compensation agreement with a former executive officer who is currently a member of the Company's Board of Directors. The agreement provides for monthly payments of $6,250 (including interest) through July 2002. Approximately $57,000 and $167,000 is included in current liabilities and other noncurrent liabilities, respectively, at January 30, 1999. Approximately $52,000 and $224,000 was included in current liabilities and other noncurrent liabilities, respectively, at January 31, 1998.

The Company paid approximately $42,000, $76,000 and $64,000 in fiscal 1998, 1997 and 1996, respectively, for legal services provided by the law firm of which a Company Director is a member.

NOTE H - Earnings per Share

In accordance with the principles of SFAS 128, "Earnings Per Share," the Company presents "basic" and "diluted" earnings per share on the face of the income statement. Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding consist solely of shares under option. A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

                                                                                      Fiscal Year Ended
                                                                      ---------------------------------------------------
                                                                       January 30,        January 31,       February 1,
                                                                           1999               1998             1997
                                                                      ---------------    ---------------   --------------
  Weighted average number of common shares
   outstanding - basic                                                    10,437,102         10,435,531       10,400,789

  Net effect of dilutive  stock options based on
    the treasury stock method using
    the average market price (anti-dilutive
    in fiscal 1997 and 1996)
                                                                              56,714               --                 --
                                                                      ---------------    ---------------   --------------

  Weighted average number of common shares
    outstanding - diluted                                                 10,493,816         10,435,531       10,400,789
                                                                      ===============    ===============   ==============

  NOTE I - Quarterly Results (Unaudited)

  The following is a summary of quarterly (13 weeks) operations for the fiscal years ended January 30, 1999 and January 31, 1998 (in thousands except per share data).

                                                                                    Fiscal 1998 Quarters Ended
                                                                -------------------------------------------------------------
                                                                 May 2,          August 1,       October 31,      January 30,
                                                                  1998             1998             1998             1999
                                                                 -------         --------        ----------       -----------
          Net sales                                              $82,513         $95,786           $69,732           $80,028
          Gross margin                                            30,621          34,510            24,236            26,799
          Net income (loss)                                        2,045           3,517            (1,716)              537
          Net income (loss) per common share - diluted              0.20            0.33             (0.16)             0.05


                                                                                    Fiscal 1997 Quarters Ended
                                                                --------------------------------------------------------------
                                                                 May 3,       August 2,        November 1,         January 31,
                                                                 1997            1997             1997                1998
                                                                 -------      ---------        ----------          -----------
          Net sales                                              $78,899        $86,134         $63,845               $73,407
          Gross margin                                            29,529         31,107          19,565                20,183
          Net income (loss)                                        1,444          2,391          (5,161)               (9,994)
          Net income (loss) per common share - diluted              0.14           0.23           (0.49)                (0.96)

  Net income in the fourth quarter of fiscal 1998 was increased by $968,000, or $0.09 per common share, as a result of adjustments to the estimated effective income tax rate used in previous quarters within fiscal 1998. The net loss in the fourth quarter of fiscal 1997 was increased by $2,802,000, or $0.27 per common share, as a result of adjustments to the estimated effective income tax rate used in previous quarters within fiscal 1997.

   NOTE J - Effect of Restructuring

   In response to lower than expected operating results, the Company announced a restructuring plan during the fourth quarter of fiscal 1997. The plan included initiatives which were designed to return the Company to profitability by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores were operating profitably. Under the plan, the Company estimated that it would close approximately 75 low-volume, underperforming stores and eliminate approximately 300 positions. The Company recorded a one-time charge of $2,265,000 during the fourth quarter of fiscal 1997 to cover costs associated with the plan. The total charge included costs to close stores, such as the noncash write-off of fixed assets and store supplies of $1,378,000, lease buyouts of approximately $398,000, and employee severance costs, outplacement costs and other miscellaneous expenses of approximately $489,000.

   A substantial number of the stores identified for closing under the restructuring plan were closed by January 30, 1999. Certain of these stores are no longer under consideration for closing due to a significant improvement in performance since the announcement of the plan. As a result, during the fourth quarter of fiscal 1998, the Company recorded a favorable adjustment to pre-tax income of $385,000 to reverse the estimated cost, recorded in fiscal 1997, of closing these stores.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                 None
  PART III

  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Effective February 5, 1999, Cynthia R. Cohen resigned her position as a member of the Board of Directors of the Company for personal reasons and without disagreement with the Company regarding the Company's operations, policies or procedures.

  The remaining information required under this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held June 9, 1999.

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


  PART IV

  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1.   Financial Statements
           The following financial statements of One Price Clothing Stores, Inc. are included in Part II, Item 8:

                    Independent Auditors' Report

                    Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998

                    Consolidated Statements of Operations for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997

                    Consolidated Statements of Shareholders' Equity for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997

                    Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997

                    Notes to Consolidated Financial Statements

  (a) 2.   Financial Statement Schedule

           The following financial statement schedule of One Price Clothing Stores, Inc. is included in Item 14(d):

                    Schedule II -- Valuation and Qualifying Accounts.

                    Schedules not listed above have been omitted because they are not applicable or the information is included in the financial statements or notes thereto.

  (a) 3. Exhibits including those incorporated by reference:

  Exhibit
  Number          Description
----------        ------------
 3(a)             Certificate of  Incorporation  of the  Registrant,  as amended through April 1987: Incorporated by reference to exhibit of the same number to Registrant's Registration Statement on Form
                  S-1, filed April 10, 1987 (File No. 33-13321) ("the S-1").

 3(a)(1) Certificate of Amendment of Certificate of Incorporation of the Registrant: Incorporated by reference to exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994 (File No. 0-15385).

 3(b) Restated By-Laws of the Registrant, as of July 22, 1992 and amended as of July 20, 1994, March 14, 1996 and April 29, 1998: Incorporated by reference to Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998 (File No. 0-15385)("the April 1998 Form 10-Q").

 4(a)             See Exhibits 3(a), 3(a)(1), and 3(b).

 4(b)             Specimen of  Certificate  of the  Registrant's  Common  Stock:
                  Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 23, 1987 (File No.0-15385).

 4(c) Shareholder Rights Agreement by and between the Registrant and Wachovia Bank of North Carolina, N. A. as Rights Agent dated November 3, 1994: Incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed November 10, 1994 (File No. 0-15385).

 4(d) Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated March 25, 1996: Incorporated by reference to exhibit of same number to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995 (File No.0-15385).

4(d)(1) Amendment Number One to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated May 16, 1997: Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 0-15385) ("the April 1997 Form 10-Q").

 4(d)(2) Amendment Number Two to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 17, 1997: Incorporated by reference to
                  Exhibit 10(c) to the Registrant's Quarterly report on Form 10-Q for the quarter ended August 2, 1997 (File No. 0-15385) ("the July 1997 Form 10-Q").

 4(d)(3) Amendment Number Three to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 19, 1998: Incorporated by reference to exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998 (File No. 0-15385)("the 1997 Form 10-K").

4(d)(4)+ Amendment Number Four to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as
                 Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing Stores - U.S. Virgin Islands, Inc. as Borrowers dated January 31, 1999.

 4(e) Mortgage and Security Agreement by and between First Union National Bank, as Mortgagee and One Price Realty, Inc. as Mortgagor dated June 17, 1997: Incorporated by reference to
                  Exhibit 10(d) to the July 1997 Form 10-Q.

 4(f) Promissory Note by and between First Union National Bank and One Price Realty, Inc. dated June 17, 1997: Incorporated by reference to Exhibit 10(e) to the July 1997 Form 10-Q.

4(g) Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price
                  Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated May 16, 1997:
                  Incorporated by reference to Exhibit 10(b) to the April 1997 Form 10-Q.

 4(g)(1) Amendment Number One to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated March 20, 1998: Incorporated by reference to exhibit of the same number to the 1997 Form 10-K.

 4(g)(2) Amendment Number Two to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated April 21, 1998: Incorporated by reference to exhibit of the same number to the 1997 Form 10-K.

4(g)(3) Amendment Number Three to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing Stores, Inc., One Price Clothing of Puerto Rico, Inc.and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated November 5, 1998:
                  Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No.0-15385).

4(g)(4)+ Amendment Number Four to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing Stores, Inc., One Price Clothing of Puerto Rico, Inc. and One Price Clothing -
                 U.S. Virgin Islands, Inc. as Borrowers dated March 31, 1999.

4(h) The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

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

10(c)*           One Price Clothing Stores, Inc. 1991 Stock Option Plan:
                 Incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1991 (File No. 0-15385).

10(d)*+          Summary of Incentive Compensation Plan.

10(e)*           Form of Employment Agreement between Registrant and Henry D.
                 Jacobs, Jr.: Incorporated by reference to Exhibit 10(j) to the 1988 Form 10-K.

10(f)* Agreement dated June 24, 1992 between the Registrant and Raymond S. Waters: Incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 (File No. 0-15385).

10(g)*           Directors' Stock Option Plan effective April 19, 1995:
                 Incorporated by reference to Exhibit 10(m) in to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15385).

10(h)*           Amendment Number One to One Price Clothing Stores, Inc.
                 Director Stock Option Plan dated March 14, 1996: Incorporated by Reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996
                 (File No. 0-15385).

10(i)*           Agreement dated March 25, 1997 between the Registrant and Henry
                 D. Jacobs, Jr.: Incorporated by reference to Exhibit
                 10(n) to the Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 0-15385)("the 1996
                 Form 10-K").

10(j)* Addendum to Employment Agreement dated March 6, 1997 between the Registrant and Henry D. Jacobs, Jr.: Incorporated by reference to Exhibit 10(p) to the 1996 Form 10-K.


10(k)* Stock Option Agreement dated March 26, 1997 between Registrant and Larry I. Kelley: Incorporated by reference to
                 Exhibit 10(c) to the April 1997 Form 10-Q.

10(l)*+ Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated April 16, 1998 and Amendment to Letter of Understanding and Consulting Agreement dated December 22, 1998 between the Registrant and Leonard Snyder.

10(m)* Stock Option Agreement dated April 16, 1998 between the Registrant and Leonard Snyder: Incorporated by reference to the April 1998 Form 10-Q.

10(n)*+ Employment Agreement dated March 26, 1997 and Amendment to Employment Agreement dated December 22, 1998 between the Registrant and Larry I. Kelley.

10(o)*+          Employment  Agreement  dated  March 30, 1992 and  Amendment  to
                 Employment   Agreement  dated  February  4,  1997  and  amended
                 December 28, 1998 between the Registrant and Ronald Swedin.

10(p)*+ Employment Agreement dated October 21, 1991 and Amendments to Employment Agreement dated April 16, 1998 and December
                 28, 1998 between the Registrant and George V. Zalitis.

10(q)*+ Employment Agreement dated November 10, 1997 and Amendments to Employment Agreement dated April 16, 1998 and January
                 14, 1999 between the Registrant and A. J. Nepa.

10(r)*+ Employment Agreement dated April 12, 1999 between the Registrant and H. Dane Reynolds.



Material Contracts -- Other:

 10(s)*        Lease Agreement by and between One Price Clothing Stores, Inc.
               as Tenant and One Price Realty, Inc. as Landlord dated June 17, 1997: Incorporated by reference to Exhibit 10
               (f) to the July 1997 Form 10-Q.

11               Statement regarding computation of per share earnings

21               Subsidiaries of the Registrant

23               Consent of Deloitte & Touche LLP

27               Financial Data Schedule (electronic filing only)
 ---------------------------------------

* Denotes a management contract or compensatory plan or agreement. + Filed herewith.

(b)          Reports on Form 8-K.

             On January 12, 1999, the Company filed a report on Form 8-K dated January 11, 1999 to report strong initial reaction to test sales of menswear and its comp sales for fiscal November and December 1998.

             No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

             On April 13, 1999, the Company filed a report on Form 8-K dated April 12, 1999 to announce the appointment of H. Dane Reynolds as Senior Vice President and Chief Financial Officer.

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

                                                 >

                                               ONE PRICE CLOTHING STORES, INC.

Date:  April 28, 1999                          /s/ Larry I. Kelley
                                              ----------------------------------
                                               Larry I. Kelley
                                               President  and  Chief   Executive
                                               Officer   (principal    executive
                                               officer,    principal   financial
                                               officer and principal  accounting
                                               officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 28, 1999                          /s/ Leonard Snyder
                                               ---------------------------------
                                               Leonard Snyder
                                               Chairman of the Board of Directors

Date:  April 28, 1999                          /s/ Larry I. Kelley
                                               ---------------------------------
                                               Larry I. Kelley
                                               President and Chief Executive Officer
                                               (principal executive officer)

Date: April 28, 1999                           /s/ Warren Flick
                                               ---------------------------------
                                               Warren Flick
                                               Director

Date:  April 28, 1999                          /s/ Laurie M. Shahon
                                               ---------------------------------
                                               Laurie M. Shahon
                                               Director

Date:  April 28, 1999                          /s/ Malcolm L. Sherman
                                               ---------------------------------
                                               Malcolm L. Sherman
                                               Director

Date:  April 28, 1999                          /s/ James M. Shoemaker, Jr.
                                               ---------------------------------
                                               James M. Shoemaker, Jr.
                                               Director

Date:  April 28, 1999                          /s/ Allan Tofias
                                               ---------------------------------
                                               Allan Tofias
                                               Director


 Date:  April 28, 1999                         /s/ Raymond S. Waters
                                               ---------------------------------
                                               Raymond S. Waters
                                               Director

                         ONE PRICE CLOTHING STORES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


          COL. A                    COL. B                           COL. C                          COL. D           COL. E
     ---------------       ---------------        --------------------------------------    --------------     -----------------
     DESCRIPTION                                                ADDITIONS
                           Balance at             Charged to                   Charged       Deduction -           Balance
                           Beginning of           Cost &                       to Other-    Describe (1)          at End of
                           Period                 Expenses                     Describe                            Period
     ---------------       ---------------        --------------------------------------    --------------     -----------------



  FISCAL YEAR ENDED
  JANUARY 30, 1999

  Allowance for
  doubtful accounts              $   196,000          $  130,000                                $246,000           $     80,000
                                 ===========          ==========                                ========           ============


  FISCAL YEAR ENDED
  JANUARY 31, 1998

  Allowance for
  doubtful accounts              $   144,000         $   432,000                                $380,000            $   196,000
                                 ===========         ===========                                ========            ===========


  FISCAL YEAR ENDED
  FEBRUARY 1, 1997

  Allowance for
  doubtful accounts              $   233,000         $   685,000                                $774,000            $   144,000
                                 ===========         ===========                                ========            ===========


(1) Deductions pertain to write-offs charged against the allowance for returned customer checks.

                         ONE PRICE CLOTHING STORES, INC.
                                  EXHIBIT INDEX



Exhibit
Number     Description
------     -----------

 3(a) Certificate of Incorporation of the Registrant, as amended through April 1987: Incorporated by reference to exhibit of the same number to Registrant's Registration Statement on Form S-1, filed April 10, 1987 (File No. 33-13321) ("the S-1").

 3(a)(1) Certificate of Amendment of Certificate of Incorporation of the Registrant: Incorporated by reference to exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994 (File No. 0-15385).

 3(b) Restated By-Laws of the Registrant, as of July 22, 1992 and amended as of July 20, 1994, March 14, 1996 and April 29, 1998: Incorporated by reference to Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998 (File No. 0-15385)("the April 1998 Form 10-Q").

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

 4(d) Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated March 25, 1996: Incorporated by reference to exhibit of same number to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995 (File No.0-15385).

4(d)(1) Amendment Number One to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated May 16, 1997: Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 0-15385) ("the April 1997 Form 10-Q").

 4(d)(2) Amendment Number Two to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 17, 1997: Incorporated by reference to
                  Exhibit 10(c) to the Registrant's Quarterly report on Form 10-Q for the quarter ended August 2, 1997 (File No. 0-15385) ("the July 1997 Form 10-Q").

 4(d)(3) Amendment Number Three to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 19, 1998: Incorporated by reference to exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998 (File No. 0-15385)("the 1997 Form 10-K").

4(d)(4)+ Amendment Number Four to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as
                 Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing Stores - U.S. Virgin Islands, Inc. as Borrowers dated January 31, 1999.

 4(e) Mortgage and Security Agreement by and between First Union National Bank, as Mortgagee and One Price Realty, Inc. as Mortgagor dated June 17, 1997: Incorporated by reference to
                  Exhibit 10(d) to the July 1997 Form 10-Q.

 4(f) Promissory Note by and between First Union National Bank and One Price Realty, Inc. dated June 17, 1997: Incorporated by reference to Exhibit 10(e) to the July 1997 Form 10-Q.

4(g) Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price
                  Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated May 16, 1997:
                  Incorporated by reference to Exhibit 10(b) to the April 1997 Form 10-Q.

 4(g)(1) Amendment Number One to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated March 20, 1998: Incorporated by reference to exhibit of the same number to the 1997 Form 10-K.

 4(g)(2) Amendment Number Two to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated April 21, 1998: Incorporated by reference to exhibit of the same number to the 1997 Form 10-K.

4(g)(3) Amendment Number Three to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing Stores, Inc., One Price Clothing of Puerto Rico, Inc.and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated November 5, 1998:
                  Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No.0-15385).

4(g)(4)+ Amendment Number Four to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing Stores, Inc., One Price Clothing of Puerto Rico, Inc. and One Price Clothing -
                 U.S. Virgin Islands, Inc. as Borrowers dated March 31, 1999.

4(h) The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

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

10(c)*           One Price Clothing Stores, Inc. 1991 Stock Option Plan:
                 Incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1991 (File No. 0-15385).

10(d)*+          Summary of Incentive Compensation Plan.

10(e)*           Form of Employment Agreement between Registrant and Henry D.
                 Jacobs, Jr.: Incorporated by reference to Exhibit 10(j) to the 1988 Form 10-K.

10(f)* Agreement dated June 24, 1992 between the Registrant and Raymond S. Waters: Incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 (File No. 0-15385).

10(g)*           Directors' Stock Option Plan effective April 19, 1995:
                 Incorporated by reference to Exhibit 10(m) in to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15385).

10(h)*           Amendment Number One to One Price Clothing Stores, Inc.
                 Director Stock Option Plan dated March 14, 1996: Incorporated by Reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996
                 (File No. 0-15385).

10(i)*           Agreement dated March 25, 1997 between the Registrant and Henry
                 D. Jacobs, Jr.: Incorporated by reference to Exhibit
                 10(n) to the Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 0-15385)("the 1996
                 Form 10-K").

10(j)* Addendum to Employment Agreement dated March 6, 1997 between the Registrant and Henry D. Jacobs, Jr.: Incorporated by reference to Exhibit 10(p) to the 1996 Form 10-K.


10(k)* Stock Option Agreement dated March 26, 1997 between Registrant and Larry I. Kelley: Incorporated by reference to
                 Exhibit 10(c) to the April 1997 Form 10-Q.

10(l)*+ Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated April
                 16, 1998 and Amendment to Letter of Understanding and Consulting Agreement dated December 22, 1998 between the Registrant and Leonard Snyder.

10(m)* Stock Option Agreement dated April 16, 1998 between the Registrant and Leonard Snyder: Incorporated by reference to the April 1998 Form 10-Q.

10(n)*+ Employment Agreement dated March 26, 1997 and Amendment to Employment Agreement dated December 22, 1998 between the Registrant and Larry I. Kelley.

10(o)*+          Employment  Agreement  dated  March 30, 1992 and  Amendment  to
                 Employment   Agreement  dated  February  4,  1997  and  amended
                 December 28, 1998 between the Registrant and Ronald Swedin.

10(p)*+ Employment Agreement dated October 21, 1991 and Amendments to Employment Agreement dated April 16, 1998 and December
                 28, 1998 between the Registrant and George V. Zalitis.

10(q)*+ Employment Agreement dated November 10, 1997 and Amendments to Employment Agreement dated April 16, 1998 and January
                 14, 1999 between the Registrant and A. J. Nepa.

10(r)*+ Employment Agreement dated April 12, 1999 between the Registrant and H. Dane Reynolds.



Material Contracts -- Other:

 10(s)*           Lease Agreement by and between One Price Clothing Stores, Inc.
                  as Tenant and One Price Realty, Inc. as Landlord dated June 17, 1997: Incorporated by reference to Exhibit 10
                  (f) to the July 1997 Form 10-Q.

11               Statement regarding computation of per share earnings

21               Subsidiaries of the Registrant

23               Consent of Deloitte & Touche LLP

27               Financial Data Schedule (electronic filing only)
 ---------------------------------------
 * Denotes a management contract or compensatory plan or agreement. + Filed herewith.

(b)          Reports on Form 8-K.

             On January 12, 1999, the Company filed a report on Form 8-K dated January 11, 1999 to report strong initial reaction to test sales of menswear and its comp sales for fiscal November and December 1998.

             No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

             On April 13, 1999, the Company filed a report on Form 8-K dated April 12, 1999 to announce the appointment of H. Dane Reynolds as Senior Vice President and Chief Financial Officer.

(c)          Exhibits.

             The response to this portion of Item 14 is submitted as a separate section of this report.

(d)          Financial Statement Schedules.

             The response to this portion of Item 14 is submitted as a separate section of this report.