Form 10-Q
period 1999-05-01
ONE PRICE CLOTHING STORES INC
filed 1999-06-08
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 1, 1999

                                                              OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                                Commission file number 0-15385

                                 ONE PRICE CLOTHING STORES, INC.
                      (Exact name of registrant as specified in its charter)

                  Delaware                                             57-0779028
         (State or other jurisdiction of                           (I.R.S. Employer identification No.)
            incorporation or organization)

         Highway 290, Commerce Park
         1875 East Main Street
         Duncan, South Carolina                                              29334
         (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:                         (864) 433-8888
                                                                        -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock outstanding as of June 3, 1999 was 10,444,131.


                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed  consolidated  balance sheets - May 1, 1999, January
                  30, 1999 and May 2, 1998

                  Condensed consolidated statements of operations - Three-month periods ended May 1, 1999 and May 2, 1998

                  Condensed consolidated statements of cash flows - Three-month periods ended May 1, 1999 and May 2, 1998

                  Notes to unaudited condensed consolidated financial statements - May 1, 1999

                  Independent accountants' report on review of interim financial information

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES


PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                            May 1,            January 30,           May 2,
                                                                            1999                 1999                1998
                                                                      ------------------   ------------------   ----------------
                                                                                                  (1)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                        $         3,643,000  $         2,418,000  $       2,695,000
   Merchandise inventories                                                   58,267,000           45,639,000         45,540,000
   Deferred income taxes                                                      1,188,000              768,000                 --
   Other current assets                                                       6,003,000            6,562,000         10,676,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                                      69,101,000           55,387,000         58,911,000
                                                                      ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                              62,392,000           62,084,000         60,858,000
   Less accumulated depreciation                                             29,812,000           28,638,000         25,886,000
                                                                      ------------------   ------------------   ----------------
                                                                             32,580,000           33,446,000         34,972,000
                                                                      ------------------   ------------------   ----------------

OTHER ASSETS                                                                  4,146,000            3,994,000          3,844,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       105,827,000  $        92,827,000  $      97,727,000
                                                                      ==================   ==================   ================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        29,764,000  $        24,750,000  $      25,909,000
   Current portion of long-term debt and revolving credit
      facility                                                               15,453,000           11,998,000         17,331,000
   Sundry liabilities                                                         9,496,000            7,993,000          8,601,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                 54,713,000           44,741,000         51,841,000
                                                                      ------------------   ------------------   ----------------

LONG-TERM DEBT                                                                7,712,000            7,755,000          7,863,000
                                                                      ------------------   ------------------   ----------------

OTHER NONCURRENT LIABILITIES                                                  2,877,000            2,914,000          2,956,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred Stock, par value $0.01, --
     authorized and unissued 500,000 shares
   Common Stock, par value $0.01 --
     authorized 35,000,000 shares, issued and outstanding
     10,444,131, 10,439,531, and 10,435,531, respectively                       104,000              104,000            104,000
   Additional paid-in capital                                                11,474,000           11,465,000         11,453,000
   Retained earnings                                                         28,947,000           25,848,000         23,510,000
                                                                      ------------------   ------------------   ----------------
                                                                             40,525,000           37,417,000         35,067,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       105,827,000  $        92,827,000  $      97,727,000
                                                                      ==================   ==================   ================

(1)  Derived from audited financial statements

    See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores Inc. and Subsidiaries

                                                                                                 Three-Month Period Ended
                                                                                           -------------------------------------
                                                                                                May 1,              May 2,
                                                                                                 1999                1998
                                                                                           ------------------   ----------------

NET SALES                                                                                $        87,113,000  $      82,513,000
Cost of goods sold                                                                                54,663,000         51,892,000
                                                                                           ------------------   ----------------
GROSS MARGIN                                                                                      32,450,000         30,621,000
                                                                                           ------------------   ----------------

Selling, general and administrative expenses                                                      19,285,000         17,995,000
Store rent and related expenses                                                                    6,655,000          6,883,000
Depreciation and amortization expense                                                              1,325,000          1,322,000
Interest expense                                                                                     512,000            619,000
                                                                                           ------------------   ----------------
                                                                                                  27,777,000         26,819,000
                                                                                           ------------------   ----------------

INCOME BEFORE INCOME TAXES                                                                         4,673,000          3,802,000
Provision for income taxes                                                                         1,574,000          1,757,000
                                                                                           ------------------   ----------------
NET INCOME                                                                               $         3,099,000  $       2,045,000
                                                                                           ==================   ================

Net income per common share - basic                                                      $              0.30  $            0.20
                                                                                           ==================   ================

Net income per common share - diluted                                                    $              0.29  $            0.20
                                                                                           ==================   ================

Weighted average number of common shares outstanding - basic                                      10,440,890         10,435,531
                                                                                            ==================  ================

Weighted average number of common shares outstanding  - diluted                                   10,639,389         10,439,380
                                                                                            ==================   ===============



See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                                 Three-Month Period Ended
                                                                                           -------------------------------------
                                                                                                May 1,              May 2,
                                                                                                 1999                1998
                                                                                           ------------------   ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $         3,099,000  $       2,045,000
   Adjustments to reconcile net income to net cash used
     in operating activities:
       Depreciation and amortization                                                               1,325,000          1,322,000
       Provision for supplemental post-retirement benefits                                            15,000                  -
       (Increase) decrease in other noncurrent assets                                                (12,000)           102,000
       Increase (decrease) in other noncurrent liabilities                                            18,000            (70,000)
       Deferred income taxes                                                                        (420,000)                 -
       Loss on disposal of property and equipment                                                    116,000            114,000
       Changes in operating assets and liabilities                                                (5,460,000)        (7,601,000)
                                                                                           ------------------    ----------------
       NET CASH USED IN OPERATING ACTIVITIES                                                     (1,319,000)         (4,088,000)
                                                                                           ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                             (540,000)           (318,000)
   Purchases of other noncurrent assets                                                            (207,000)           (246,000)
   Repayment of related party loan                                                                         -             13,000
                                                                                           ------------------   ----------------
       NET CASH USED IN INVESTING ACTIVITIES                                                       (747,000)           (551,000)
                                                                                           ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from revolving credit facility                                                   3,454,000          5,667,000
   Repayment of long-term debt                                                                      (41,000)            (52,000)
   Debt financing costs incurred                                                                    (50,000)            (40,000)
   Payment of capital lease obligations                                                             (69,000)            (55,000)
   Decrease in amount due to related parties                                                        (12,000)            (13,000)
   Proceeds from exercise of common stock options                                                      9,000                  -
                                                                                           ------------------   ----------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   3,291,000          5,507,000
                                                                                           ------------------   ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                              1,225,000            868,000
Cash and cash equivalents at beginning of period                                                   2,418,000          1,827,000
                                                                                           ------------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $         3,643,000  $       2,695,000
                                                                                           ==================   ================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                        $           475,000  $         660,000
    Income taxes paid                                                                                 88,000             14,000



See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

May 1, 1999

NOTE A - BASIS OF PRESENTATION AND CERTAIN ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

Comprehensive Income

The Company is required to disclose within the basic financial statements items of comprehensive income, such as foreign currency transactions and unrealized gains and losses on available-for-sale securities. Because the Company has no items which qualify as comprehensive income, there was no difference between comprehensive income and net income for the three-month periods ended May 1, 1999 and May 2, 1998.

Segments and Related Information

The Company operates in only one industry segment: Retail sales of apparel and accessories to the general public.

NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below:


                                                                            Three-Month Period Ended

                                                                         May 1,                            May 2,
                                                                          1999                             1998
                                                                   ------------------- ---------- -------------------
Weighted average number of common shares
  outstanding-basic                                                        10,440,890                     10,435,531
Net effect of dilutive stock options based upon
   the treasury stock method using the average
   market price                                                               198,499                          3,849
                                                                     -----------------              -----------------
Weighted average number of common shares
   outstanding-diluted                                                     10,639,389                     10,439,380
                                                                     ================               =================


NOTE C - CREDIT FACILITIES

The Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through March 2001. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.25% or the Adjusted Eurodollar Rate, as defined, plus 2.0%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At May 1, 1999, the Company had approximately $14.1 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur other indebtedness, or encumber or dispose of assets and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a minimum adjusted net worth of $25,000,000 (both as defined in the revolving credit agreement). The Company was in compliance with these financial covenants at May 1, 1999.

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $5,000,000 (as amended). Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains a minimum net worth requirement of the same level as that required by the Company's primary lender under the revolving credit agreement. In March 1999, the letter of credit agreement was amended to extend the expiration date of the facility by one year to the earlier of June 2000 or termination of the Company's revolving credit facility with its primary lender. The letter of credit agreement, as amended, contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

The Company also has a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage loan of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at May 1, 1999.

NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," effective for periods beginning after June 15, 2000. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of May 1, 1999 and May 2, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of January 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 1999 (March 31, 1999 as to Note B), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
May 17, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended May 1, 1999 increased 5.6% to $87,113,000 compared to $82,513,000 for the quarter ended May 2, 1998. Comparable store sales for the first quarter of fiscal 1999 increased 8.6% compared to the same quarter last year. We consider stores that are open 18 months or more to be comparable, and there were 589 such stores at May 1, 1999. We believe that these sales results were generated by having more fashion at our core price points and better execution of our micro-merchandising strategy, based upon improved demographic profiling of our stores.

During the first quarter of fiscal 1999, we opened four stores and expanded two of our top-performing stores. In addition, we relocated two stores and closed four under-performing stores. At May 1, 1999, we operated 618 stores, 29 fewer than at quarter-end last year. The stores are located in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin was 37.3% of net sales in the first quarter for fiscal 1999 compared to 37.1% of net sales in the first quarter of fiscal 1998. Increases in gross margin as a percentage of net sales were realized by improvements in maintained mark-up which were offset, in part, by slight increases in buying and other costs.

Selling, general and administrative ("SG&A") expenses were 22.1% of net sales in the first quarter of fiscal 1999 compared to 21.8% of net sales in the first quarter of fiscal 1998. The increase in SG&A expenses as a percentage of net sales was primarily due to increased payroll expense in the corporate offices due to higher incentive compensation accruals in 1999 than during the same period last year. Payroll expense in the stores increased slightly as a percentage of net sales due to year-over-year increases in both the average hourly wage rate and average store hours.

Store rent and related expenses were 7.6% of net sales in the first quarter of fiscal 1999 compared to 8.3% of net sales in the first quarter of fiscal 1998. Store rent and related expenses for the first quarter of fiscal 1999 decreased as a percentage of net sales primarily due to the leverage provided by higher year-over-year sales as well as the closing of under-performing stores. Store rent and related expenses per average store increased 3% in the first quarter of fiscal 1999 compared to the same period last year. The increase in average store rent and related expenses is primarily due to the Company's store expansion strategy of opening larger, higher volume stores and thus leasing more costly sites with higher rents while closing older stores with lower average rent costs.

Depreciation and amortization expense as a percentage of net sales was 1.5% in the first quarter of fiscal 1999 compared to 1.6% in the first quarter of fiscal 1998. The decrease in depreciation and amortization expense as a percentage of net sales is due to the leverage provided by higher year-over-year sales.

Interest expense decreased to 0.6% of net sales in the first quarter of fiscal 1999 compared to 0.8% of net sales in the first quarter of fiscal 1998. Interest expense in dollars also decreased in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. These decreases in interest expense were due to lower average interest rates realized by a combination of obtaining more favorable pricing on the Company's working capital facility and lower average levels of borrowings.

The effective income tax provision rate for fiscal 1998 was 20.3%, primarily attributable to a favorable valuation allowance adjustment. The Company's effective income tax rate was approximately 34% in the first quarter of fiscal 1999 due to achieving levels of profitability in Puerto Rico sufficient to permit a favorable adjustment of some of the valuation allowance.

Outlook

Sales thus far in the second quarter of fiscal 1999 are slightly ahead of planned levels (through the corresponding time period), due in part to favorable trends in the women's apparel industry as a whole, as well as our merchandising strategy of offering goods that emphasize quality, value and fashion. During the remaining portion of fiscal 1999, we intend to focus our efforts on improving sales in existing stores while maintaining our margin and cost-containment targets. As part of this strategy, we plan to continue to monitor the merchandise mix and demographic profiles of our stores. We also plan to increase the size of certain highly productive stores and have expanded the test of men's apparel sales to approximately 200 stores. During the remaining portion of fiscal 1999, we plan to open approximately 25 new stores in existing markets and close approximately 11 under-performing stores.

The Company's sales and operating results are seasonal. Sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January). We continue to develop strategies that should increase sales volume in the third and fourth quarters of the fiscal year.

Average store rent and related expenses are expected to increase in fiscal 1999 due to the location and the increase in average store square footage of stores planned to open in fiscal 1999 and the closing of older, lower-volume stores. We will seek to leverage these increases through improved average store sales volume.


Liquidity and Capital Resources

Increased sales and gross margin, combined with lower total expenses, resulted in a 52% increase in net income in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. In the first quarter of fiscal 1999 and 1998, cash provided by net income and net borrowings from our revolving credit facility were primarily used to fund the increase in inventory necessary to support the spring selling season. In addition, cash provided by net income and net borrowings from our revolving credit facility were used to open new stores, expand and remodel certain other top-performing stores and purchase software.

Total merchandise inventories at the end of the first quarter of fiscal 1999 increased by 28% compared to the end of the first quarter of fiscal 1998. Most of this year-over-year inventory increase was the result of higher levels of opportunistic purchases of merchandise as well as increased inventory in stores to support the current levels of sales. Moreover, the year-over-year comparison of inventory levels is impacted by circumstances that reduced last year's inventory to historically low levels (such as a significant reduction in the level of imported merchandise (thereby reducing the levels of inventory in-transit to the Company's distribution center) and other merchandise flow difficulties that were being experienced at that time). As expected, total merchandise inventories at the end of first quarter of fiscal 1999 were also higher than at January 30, 1999 when inventory levels are typically lower. The level and source of inventories are subject to fluctuations because of our opportunistic buying strategy and prevailing business conditions.

As a result of our recent emphasis on purchasing from domestic sources, the level of outstanding documentary letters of credit decreased to $4.3 million on May 1, 1999 compared to $5.9 million on May 2, 1998. We currently expect to continue to pursue opportunistic purchases of merchandise from primarily domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company.

Total accounts payable and amounts outstanding under the credit facilities, including long-term portions thereof, increased 4% at the end of the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, primarily as a result of the year-over-year increase in inventory levels. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations because of our seasonal operations, opportunistic buying strategy, rate of capital expenditures and prevailing business conditions.

Our credit facilities consist of a revolving credit facility to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's needs to purchase merchandise inventories from foreign sources. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at May 1, 1999. A summary of our credit facilities follows. Please refer to Note C of the unaudited financial statements contained within this Form 10-Q for a more complete description of the credit facilities.

We have a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with our primary lender through March 2001. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based upon a borrowing base formula determined with respect to eligible inventory as defined in the agreement. At May 1, 1999, we had approximately $14.1 million in excess availability under the borrowing base formula.

We have a twenty-year, $8,125,000 mortgage loan agreement with a commercial bank payable in 240 consecutive equal monthly installments through July 2017. The agreement is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements.

We have a $5,000,000 letter of credit facility with a commercial bank through the earlier of June 2000 or termination of the revolving credit facility with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit.

During fiscal 1999, we expect to spend approximately $5.0 million on capital expenditures, most of which will be used to open new stores, remodel, re-fixture, expand and relocate existing stores and invest in information technology. Our liquidity requirements in the foreseeable future are expected to be met principally through cash provided by operations and the use of our credit facilities. If we believe it to be in the best interest of the Company, additional long-term debt, equity, capital leases, or other permanent financing may be considered.

Market Risk and Risk Management Policies

We are exposed to market risk from changes in interest rates affecting our credit arrangements, including a variable-rate revolving credit facility and a fixed-rate mortgage loan agreement, which may adversely affect our results of operations and cash flows. We seek to minimize our interest rate risk through our day-to-day operating and financing activities. We do not engage in speculative or derivative financial or trading activities.

A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit facility would have decreased pre-tax income for the three months ended May 1, 1999 and May 2, 1998 by approximately $273,000 and $339,000, respectively.

Year 2000 Issues

State of Readiness

The Company began identifying its major systems and software vendors susceptible to Year 2000 issues during its preparedness evaluation in fiscal 1996. During fiscal 1997, a formal steering committee was assembled from throughout the Company to ensure a smooth transition into the Year 2000. The Company has separated its Year 2000 efforts into five phases ("the Year 2000 Plan"): (i) awareness and identification of issues relating to the Year 2000; (ii) analysis of the impact on and risk to the Company's software, hardware and the services provided by the Company's vendors; (iii) performance of the work necessary to change or upgrade programs and files including installation of software and/or hardware; (iv) testing and certification of systems to assure compliance, including disaster recovery testing; and (v) implementation of systems. Because the Company uses a variety of internally-developed and third party software, certain tasks of various phases of the Year 2000 Plan are being performed simultaneously. The Company successfully completed the upgrade of its major systems in the first quarter of fiscal 1999. The Company anticipates that all five phases, including the testing of major systems, will be substantially complete by the summer of 1999.

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

Cost

The Company is primarily using internal resources to identify, test, upgrade and replace its Year 2000-sensitive systems. The Company's major systems, including its merchandise management system, its point-of-sale system, its inventory and general ledger system and its payroll system, have been due for upgrades in order to maintain vendor support. Therefore, the Company would be devoting the efforts of its internal resources to some or all of these projects through the normal course of business even if the Year 2000 issues had not existed. The Company also continues to replace any non-compliant software and hardware as necessary. During fiscal 1999, the cost of these incidental software and hardware replacements is expected to be less than $50,000.

Risk and Contingency Planning

Management currently expects that the Company will complete implementation of the Year 2000 Plan as planned and will continue to monitor its systems through the remainder of the year, but gives no assurance that unforeseen difficulties which could alter the date of completion of the Year 2000 plan will not occur while performing upgrades, installations, testing and implementation. In addition, as part of the worst case scenario, if the Year 2000 Plan is not successful in a timely manner, the Company's third party vendors are not Year 2000 compliant in a timely manner and/or if the Company's supply of merchandise or ability to distribute its merchandise to its stores is adversely affected, the Year 2000 issues may have a material adverse impact on the results of operations, financial condition and cash flows of the Company. Also, possible interruptions in services such as electric power and telephone could occur in certain geographic areas, thereby temporarily closing some of the Company's stores. In addition, any general economic disruption caused by Year 2000 issues could adversely affect customer demand.

The Company intends to mitigate its Year 2000 risk by completing implementation of the Year 2000 Plan by the summer of 1999, permitting time to monitor compliance as well as conduct disaster recovery tests. The Company intends to mitigate its risk of temporarily closed stores due to possible interruptions in service such as electric power and telephone through the use of business interruption insurance, which it currently carries and uses from time to time to protect itself from temporary closings due to weather related interruptions. The Company plans to continue to develop its contingency plans during the completion of the remaining phases of its Year 2000 Plan.

Effect of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," effective for periods beginning after June 15, 2000. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

Private Securities Litigation Reform Act of 1995

All statements contained in this document as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in fiscal 1999 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will continue to increase sales and operating results or increase and attract new customers; whether or not offering for sale new categories of merchandise including, but not limited to, menswear, will increase sales and operating results; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; whether or not the Company and its major suppliers will ready their computer systems to be "Year 2000 Compliant" in a timely manner; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

                  See required information contained within Item 2 of this Form 10-Q.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                           None

Item 2.           Changes in Securities and Use of Proceeds
                           None

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

                  On April 15, 1999, Allan Tofias was appointed to the Company's Board of Directors.

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

                      10(a) Amendment Number Four to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as borrowers dated January 31, 1999: Incorporated by reference to Exhibit 4(d)(4) to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 0-15385)("the 1998 Form 10-K").

                      10(b) Amendment Number Four to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated March 31, 1999: Incorporated by reference to Exhibit 4(g)(4) to the 1998 Form 10-K.

                      10(c)* Employment Agreement dated April 12, 1999 between the Registrant and H. Dane Reynolds: Incorporated by reference to Exhibit 10(r) to the 1998 Form 10-K.

11       Computation of Per Share Earnings

15       Acknowledgement of Deloitte & Touche LLP, independent accountants

27       Financial Data Schedule (electronic filing only)

                  (b)  Reports on Form 8-K

                  On April 13, 1999, the Company filed a report on Form 8-K dated April 12, 1999 to announce the appointment of H. Dane Reynolds as Senior Vice President and Chief Financial Officer.

          --------------------------------
         *Denotes a management contract or compensatory plan or agreement.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  June 8, 1999                         /s/  Larry I. Kelley
                                            --------------------------------------------------------------
                                            Larry I. Kelley
                                            President and Chief Executive Officer
                                            (principal executive officer)

Date:  June 8, 1999                         /s/  H. Dane Reynolds
                                            --------------------------------------------------------------
                                            Senior Vice President and Chief Financial Officer
                                            (principal financial officer and principal
                                            accounting officer)