Form 10-Q
period 1999-07-31
ONE PRICE CLOTHING STORES INC
filed 1999-09-10
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1999

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
                                                                        -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock outstanding as of September 2, 1999 was 10,467,791.



                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - July 31, 1999, January
                  30, 1999 and August 1, 1998

                  Condensed consolidated statements of operations - Three-month and six-month periods ended July 31, 1999 and August 1, 1998

                  Condensed consolidated statements of cash flows - Six-month periods ended July 31, 1999 and August 1, 1998

                  Notes to unaudited condensed consolidated financial statements - July 31, 1999

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                          July 31,            January 30,          August 1,
                                                                            1999                 1999                1998
                                                                      ------------------   ------------------   ----------------
                                                                                                  (1)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                        $         2,108,000  $         2,418,000  $       2,243,000
   Merchandise inventories                                                   46,644,000           45,639,000         45,861,000
   Deferred income taxes                                                        788,000              768,000                --
   Other current assets                                                       5,912,000            6,562,000          7,487,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                                      55,452,000           55,387,000         55,591,000
                                                                      ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                              63,922,000           62,084,000         60,465,000
   Less accumulated depreciation                                             31,020,000           28,638,000         26,611,000
                                                                      ------------------   ------------------   ----------------
                                                                             32,902,000           33,446,000         33,854,000
                                                                      ------------------   ------------------   ----------------

OTHER ASSETS                                                                  4,700,000            3,994,000          3,867,000
                                                                      ------------------   ------------------   ----------------
                                                                    $        93,054,000  $        92,827,000  $      93,312,000
                                                                      ==================   ==================   ================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        20,182,000  $        24,750,000  $      23,631,000
   Current portion of long-term debt and revolving
        credit facility                                                       6,243,000           11,998,000         10,692,000
   Sundry liabilities                                                        10,973,000            7,993,000          9,719,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                 37,398,000           44,741,000         44,042,000
                                                                      ------------------   ------------------   ----------------

LONG-TERM DEBT                                                                7,668,000            7,755,000          7,834,000
                                                                      ------------------   ------------------   ----------------

OTHER NONCURRENT LIABILITIES                                                  3,000,000            2,914,000          2,852,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred Stock, par value $0.01, --
     authorized and unissued 500,000 shares
   Common Stock, par value $0.01 --
     authorized 35,000,000 shares, issued and outstanding
     10,466,291,  10,439,531  and 10,435,531,  respectively                     105,000              104,000            104,000
   Additional paid-in capital                                                11,539,000           11,465,000         11,453,000
   Retained earnings                                                         33,344,000           25,848,000         27,027,000
                                                                      ------------------   ------------------   ----------------
                                                                             44,988,000           37,417,000         38,584,000
                                                                      ------------------   ------------------   ----------------
                                                                    $        93,054,000  $        92,827,000  $      93,312,000
                                                                      ==================   ==================   ================

(1) Derived from audited financial statements.

See notes to unaudited condensed  consolidated  financial  statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores Inc. and Subsidiaries

                                                         Three-Month Period Ended              Six-Month Period Ended
                                                       ------------------------------   --------------------------------
                                                         July 31,        August 1,         July 31,           August 1,
                                                           1999            1998              1999               1998
                                                       --------------  --------------   ---------------  ---------------

NET  SALES                                           $    97,905,000 $    95,786,000 $     185,018,000 $    178,299,000
Cost of goods sold                                        62,461,000      61,276,000       117,124,000      113,168,000
                                                       --------------  --------------   ---------------  ---------------
GROSS MARGIN                                              35,444,000      34,510,000        67,894,000       65,131,000
                                                       --------------  --------------   ---------------  ---------------

Selling, general and administrative expenses              19,747,000      19,671,000        39,032,000       37,666,000
Store rent and related expenses                            6,922,000       6,735,000        13,577,000       13,618,000
Depreciation and amortization expense                      1,358,000       1,338,000         2,683,000        2,660,000
Interest expense                                             450,000         539,000           962,000        1,158,000
                                                       --------------  --------------   ---------------  ---------------
                                                          28,477,000      28,283,000        56,254,000       55,102,000
                                                       --------------  --------------   ---------------  ---------------

INCOME BEFORE INCOME TAXES                                 6,967,000       6,227,000        11,640,000       10,029,000
Provision for income taxes                                 2,570,000       2,710,000         4,144,000        4,467,000
                                                       --------------  --------------   ---------------  ---------------
NET  INCOME                                          $     4,397,000 $     3,517,000 $       7,496,000 $      5,562,000
                                                       ==============  ==============   ===============  ===============


Net income per common share -- basic                 $          0.42 $          0.34 $            0.72 $           0.53
                                                       ==============  ==============   ===============  ===============


Net income per common share -- diluted               $          0.41 $          0.33 $            0.70 $           0.53
                                                       ==============  ==============   ===============  ===============

Weighted average number of common shares
    outstanding -- basic                                  10,453,391      10,435,531        10,447,141       10,435,531
                                                       ==============  ==============   ===============  ===============

Weighted average number of common shares
    outstanding -- diluted                                10,631,401      10,537,735        10,635,955       10,508,028
                                                       ==============  ==============   ===============  ===============



See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                                   Six-Month Period Ended
                                                                                           ----------------------------------------
                                                                                              July 31,               August 1,
                                                                                                1999                   1998
                                                                                           ----------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $         7,496,000   $        5,562,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                               2,683,000            2,660,000
       Provision for supplemental post-retirement benefits                                            31,000                   -
       Decrease in other noncurrent assets                                                            29,000               37,000
       Increase (decrease) in other noncurrent liabilities                                            17,000              (51,000)
       Deferred income taxes                                                                         (20,000)                  -
       Loss on disposal of property and equipment                                                    137,000              272,000
       Changes in operating assets and liabilities                                                (1,945,000)          (5,818,000)
                                                                                                 -----------          -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   8,428,000            2,662,000
                                                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                            (2,086,000)            (646,000)
   Purchases of other noncurrent assets                                                             (546,000)            (372,000)
   Repayment of related party loan                                                                         -               13,000
                                                                                                 ------------         ------------
       NET CASH USED IN INVESTING ACTIVITIES                                                      (2,632,000)          (1,005,000)
                                                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of revolving credit facility                                                         (5,760,000)           (978,000)
   Repayment of long-term debt                                                                       (81,000)            (76,000)
   Debt financing costs incurred                                                                     (69,000)            (40,000)
   Payment of capital lease obligations                                                             (194,000)           (110,000)
   Decrease in amount due to related parties                                                         (64,000)            (37,000)
   Proceeds from exercise of common stock options                                                     62,000                   -
                                                                                                  -----------         -----------
       NET CASH USED IN FINANCING ACTIVITIES                                                      (6,106,000)         (1,241,000)
                                                                                                  -----------         -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (310,000)             416,000
Cash and cash equivalents at beginning of period                                                   2,418,000            1,827,000
                                                                                                  ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $         2,108,000     $      2,243,000
                                                                                                  ==========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                        $           841,000     $      1,163,000
    Income taxes paid                                                                                101,000               49,000
    Noncash financing activity - capital leases                                                      405,000                   -


See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

July 31, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and six-month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

The Company's sales and operating results are seasonal. Sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November January).

Comprehensive Income

The Company is required to disclose within the basic financial statements items of comprehensive income, such as foreign currency transactions and unrealized gains and losses on available-for-sale securities. Because the Company has no items which qualify as comprehensive income, there was no difference between comprehensive income and net income for the three-month and six-month periods ended July 31, 1999 and August 1, 1998.

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


NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                         Three-Month Period Ended              Six-Month Period Ended
                                                     ----------------------------------   ----------------------------------
                                                        July 31,           August 1,          July 31,           August 1,
                                                          1999               1998               1999               1998
                                                     ----------------   ----------------   ----------------   ----------------
Weighted average number of common
   shares outstanding - basic                             10,453,391         10,435,531         10,447,141         10,435,531

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price
                                                             178,010            102,204            188,814            72,497
                                                     ----------------   ----------------   ----------------   ----------------

Weighted average number of common
   shares outstanding - diluted                           10,631,401         10,537,735         10,635,955        10,508,028
                                                     ===============    ===============    ===============    ==============


NOTE C - CREDIT FACILITIES

The Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through March 2001. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.25% or the Adjusted Eurodollar Rate, as defined, plus 2.0%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At July 31, 1999, the Company had approximately $19.4 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur other indebtedness, or encumber or dispose of assets and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a minimum adjusted net worth of $25,000,000 (both as defined in the revolving credit agreement). The Company was in compliance with these financial covenants at July 31, 1999.

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $5,000,000 (as amended). Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains working capital and minimum net worth requirements of the same level as that required by the Company's primary lender under the revolving credit agreement. In March 1999, the letter of credit agreement was amended to extend the expiration date of the facility by one year to the earlier of June 2000 or termination of the Company's revolving credit facility with its primary lender. The letter of credit agreement, as amended, contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

The Company also has a twenty-year mortgage agreement with a commercial bank. The agreement provides for a mortgage loan of $8,125,000 secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage loan is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at July 31, 1999.

NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for the fiscal year ending February 2, 2002. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of July 31, 1999 and August 1, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended and the condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
August 13, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the quarter ended July 31, 1999 increased 2.2% to $97,905,000 compared to $95,786,000 for the quarter ended August 1, 1998. Net sales for the six-month period ended July 31, 1999 increased 3.8% to $185,018,000 compared to $178,299,000 for the same time period in 1998. Comparable store sales for the second quarter of fiscal 1999 increased 3.0% compared to a 10.1% increase for the same quarter last year. Comparable store sales for the six-month period ended July 31, 1999 increased 5.5% compared to a 5.2% increase for the same time period in 1998. We consider stores that have been open 18 months or more to be comparable, and there were 605 such stores at July 31, 1999. We believe that these sales results were generated by having improved fashion assortments at our core price points and better execution of our micro-merchandising strategy, based upon improved demographic profiling of our stores.


During the second quarter of fiscal 1999, we opened five stores and expanded four of our top-performing stores. In addition, we relocated three stores and closed four under-performing stores. At July 31, 1999, we operated 620 stores, four fewer than at quarter-end last year. The stores are located in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin was 36.2% of net sales in the second quarter of fiscal 1999 compared to 36.0% of net sales in the second quarter of fiscal 1998. For the first six months of fiscal 1999, gross margin was 36.7% of net sales versus 36.5% of net sales for the same time period in fiscal 1998. Increases in gross margin as a percentage of net sales were realized by improvements in maintained mark-up which were offset, in part, by slight increases in buying and other costs.

Selling, general and administrative ("SG&A") expenses were 20.2% of net sales for the second quarter of fiscal 1999 compared to 20.5% of net sales in the second quarter of fiscal 1998. SG&A expenses were 21.1% of net sales in both the first six months of fiscal 1999 and fiscal 1998. In both periods presented for fiscal 1999, SG&A expenses increased in dollars compared to the same time periods in fiscal 1998 due primarily to increased payroll expense in the stores. Payroll expense in the stores increased due to year-over-year increases in the average hourly wage rate. In addition, average store hours in the first six months of fiscal 1999 increased to support the higher year-over-year sales. SG&A expenses as a percentage of net sales were leveraged in both periods due to the higher year-over-year sales.

Store rent and related expenses per average store increased 6% in the second quarter of fiscal 1999 and increased 4% in the first six months of fiscal 1999 compared to the same periods last year. The increase in average store rent and related expenses is primarily due to the Company's store expansion strategy of opening larger, higher volume stores and thus entering more costly sites with higher rents while closing older stores with lower average rent costs. Due to the increase in average store rent, store rent and related expenses were 7.1% of net sales in the second quarter of fiscal 1999 compared to 7.0% of net sales in the second quarter of fiscal 1998. However, store rent and related expenses for the first six months of fiscal 1999 decreased as a percentage of net sales to 7.3% from 7.6% in fiscal 1998 primarily due to the leverage provided by higher year-over-year sales.

Interest expense decreased to 0.5% of net sales in the second quarter and the first six months of fiscal 1999 from 0.6% of net sales for the same time periods in fiscal 1998. These decreases in interest expense were due to lower average levels of borrowings and to lower average interest rates realized by obtaining more favorable pricing on the Company's working capital facility.

The Company's effective income tax rate was approximately 35.6% in the first six months of fiscal 1999. This rate is less than the statutory rate because the Company was able to achieve levels of profitability in Puerto Rico sufficient to permit the reduction of a portion of the remaining valuation allowance. The effective income tax rate for fiscal 1998 was 20.3%, primarily attributable to a favorable valuation allowance adjustment.

Outlook

Sales thus far in the third quarter of fiscal 1999 are slightly ahead of sales for the same time period in fiscal 1998 despite operating fewer stores on average than in 1998. During the remaining portion of fiscal 1999, we intend to focus our efforts on improving sales in existing stores while maintaining our margin and cost-containment targets. As part of this strategy, we plan to continue to monitor the merchandise mix and demographic profiles of our stores. We also plan to increase the size of certain highly productive stores. During the remaining portion of fiscal 1999, we plan to open approximately 20 new stores in existing markets, expand 9 existing stores and close approximately six under-performing stores.


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

Liquidity and Capital Resources

Increased sales and gross margin resulted in a 35% increase in net income for the first six months of fiscal 1999 compared to the same time period in fiscal 1998. In the first six months of fiscal 1999 and fiscal 1998, net cash provided by operating activities was primarily used to reduce the balance of the revolving credit facility and to open new stores, expand and remodel certain other top-performing stores and purchase software.

Merchandise inventories at the end of the second quarter of fiscal 1999 increased by 2% both in total and on an average store basis compared to the end of the second quarter of fiscal 1998. Total merchandise inventories at the end of the second quarter of fiscal 1999 were also 2% higher on an average store basis than at January 30, 1999 when inventory levels are typically lower. The level and source of inventories are subject to fluctuations because of our opportunistic buying strategy and prevailing business conditions.

As a result of our continued emphasis on purchasing from domestic sources, the level of outstanding documentary letters of credit decreased to $3.3 million on July 31, 1999 compared to $6.4 million on August 1, 1998. We currently expect to continue to pursue opportunistic purchases of merchandise from primarily domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company.

Total accounts payable and amounts outstanding under the credit facilities, including long-term portions thereof, decreased 19% at the end of the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, primarily as a result of the year-over-year decrease of the amounts outstanding under the revolving credit facility made possible by year-over-year improvements in our results of operations. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations because of our seasonal operations, opportunistic buying strategy, rate of capital expenditures and prevailing business conditions.

Our credit facilities consist of a revolving credit facility to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's needs to purchase merchandise inventories from foreign sources. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at July 31, 1999. A summary of our credit facilities follows. Please refer to Note C of the unaudited financial statements contained within this Form 10-Q for a more complete description of the credit facilities.

We have a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with our primary lender through March 2001. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based upon a borrowing base formula determined with respect to eligible inventory as defined in the agreement. At July 31, 1999, we had approximately $19.4 million in excess availability under the borrowing base formula.

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

During fiscal 1999, we expect to spend approximately $6.0 million on capital expenditures, most of which will be used to open new stores, remodel, re-fixture, expand and relocate existing stores and invest in information technology. Our liquidity requirements in the foreseeable future are expected to be met principally through cash provided by operations and the use of our credit facilities. If we believe it to be in the best interests of the Company, additional long-term debt, equity, capital leases or other permanent financing may be considered.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit facility would have decreased pre-tax income for the six months ended July 31, 1999 and August 1, 1998 by approximately $53,000 and $73,000, respectively.


Year 2000 Issues

State of Readiness

The Company began identifying its major systems and software vendors susceptible to Year 2000 issues during its preparedness evaluation in fiscal 1996. During fiscal 1997, a formal steering committee was assembled from throughout the Company to ensure a smooth transition into the Year 2000. The Company has separated its Year 2000 efforts into five phases ("the Year 2000 Plan"): (i) awareness and identification of issues relating to the Year 2000; (ii) analysis of the impact on and risk to the Company's software, hardware and the services provided by the Company's vendors; (iii) performance of the work necessary to change or upgrade programs and files including installation of software and/or hardware; (iv) testing and certification of systems to assure compliance, including disaster recovery testing; and (v) implementation of systems. Because the Company uses a variety of internally-developed and third party software, certain tasks of various phases of the Year 2000 Plan are being performed simultaneously. The Company successfully completed the upgrade of its major systems in the first quarter of fiscal 1999. The Company believes that it has substantially completed all five phases of the Year 2000 Plan, its Year 2000 simulation and its disaster recovery testing, but the Company will continue to monitor its compliance during the course of 1999.

Like other companies, the Company relies upon third parties for its operations including, but not limited to, suppliers of merchandise, software, telephone service, electric power, water and financial services. As part of this program, the Company has a formal Year 2000 vendor compliance program in place. The Company has identified and assigned various levels of risk to third party vendors associated with the Company. The Company has received responses from all the vendors identified as critical to its operations. Each has indicated that it expects to be Year 2000 compliant in a timely manner. During the course of 1999, the Company will continue its vendor compliance efforts focusing on the remaining, less critical vendors in order of their assigned levels of risk.

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

Risk and Contingency Planning

Management currently believes that the Company has substantially completed the implementation of the Year 2000 Plan and will continue to monitor and test its systems through the remainder of the year, but gives no assurance that unforeseen difficulties which could alter the completion of the Year 2000 plan will not occur while performing incidental hardware and software replacements and Year 2000 simulation and disaster recovery tests. In addition, as part of the worst case scenario, if the Year 2000 Plan is not successful in a timely manner, the Company's third party vendors are not Year 2000 compliant in a timely manner and/or if the Company's supply of merchandise or ability to distribute its merchandise to its stores is adversely affected, the Year 2000 issues may have a material adverse impact on the results of operations, financial condition and cash flows of the Company. Also, possible interruptions in services such as electric power and telephone could occur in certain geographic areas, thereby temporarily closing some of the Company's stores. In addition, any general economic disruption caused by Year 2000 issues could adversely affect customer demand.

The Company believes it has substantially mitigated its Year 2000 risk by having substantially completed its Year 2000 Plan and disaster recovery tests. The Company will continue to monitor its compliance during the course of 1999. The Company intends to mitigate its risk of possible interruptions in service, such as electric power and telephone, by carrying business interruption insurance in its corporate offices, distribution center, and in its stores located in Puerto Rico and the U.S. Virgin Islands. In addition, the Company believes such risk in the Company's stores located in the continental United States is mitigated by the diversity of its store locations. The Company plans to continue to develop its contingency plans during the course of 1999.

Effect of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for the fiscal year ending February 2, 2002. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

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

Item 1.           Legal Proceedings
                           None

Item 2.           Changes in Securities and Use of Proceeds
                           None

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company received proxies representing 94.14% of the 10,444,131 shares outstanding and eligible to vote at the Annual Meeting of the Company's Shareholders held on June 9, 1999. The following summarizes the votes thereat:

            Matter                                  For              Against           Abstentions         Non-Votes
  1.  Election of Directors:
       Leonard M. Snyder                            9,731,090         0                   267,500               0
       Larry I. Kelley                              9,953,540         0                    45,050               0
       Warren Flick                                 9,940,340         0                    58,250               0
       Laurie M. Shahon                             9,951,840         0                    46,750               0
       Malcolm L. Sherman                           9,952,040         0                    46,550               0
       James M. Shoemaker, Jr.                      9,740,340         0                   258,250               0
       Allan Tofias                                 9,934,390         0                    64,200               0
  2.        Amendment of the 1991
       Stock Option Plan                            5,530,268      289,016                 19,683           4,159,623
  3.        Amendment of the Director
       Stock Option Plan                            5,132,529      685,145                 21,293           4,159,623



Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)   Exhibits

                      10(a)*  Amendment Number One to One Price Clothing Stores, Inc. 1991 Stock Option
                              Plan dated June 9, 1999.

                      10(b)*  Amendment Number Two to One Price Clothing Stores, Inc. Director Stock
                              Option Plan dated June 9, 1999.

                      11     Computation of Per Share Earnings

                      15     Acknowledgement of Deloitte & Touche LLP, independent accountants

                      27     Financial Data Schedule (electronic filing only)

                  (b)  Reports on Form 8-K

                  The Company was not required to file any report on Form 8-K for the three-month period ended July 31, 1999.

                  --------------------------------
*Denotes a management contract or compensatory plan or agreement.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  September   10,1999                  /s/  Larry I. Kelley
                                            Larry I. Kelley
                                            President and Chief Executive Officer
                                            (principal executive officer)

Date:  September   10, 1999                 /s/  H. Dane Reynolds
                                            H. Dane Reynolds
                                            Senior Vice President and Chief Financial Officer
                                            (principal financial officer and principal
                                            accounting officer)