Form 10-Q
period 1999-10-30
ONE PRICE CLOTHING STORES INC
filed 1999-12-13
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock outstanding as of December 1, 1999 was 10,489,091.



                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed  consolidated  balance  sheets - October 30, 1999, January 30, 1999 and October 31, 1998

                  Condensed consolidated  statements of operations - Three-month and nine-month  periods ended October 30, 1999 and
                  October 31, 1998

                  Condensed  consolidated  statements of cash flows - Nine-month periods ended October 30, 1999 and October 31, 1998

                  Notes to unaudited condensed consolidated financial statements - October 30, 1999

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES


PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                         October 30,          January 30,         October 31,
                                                                            1999                 1999                1998
                                                                      ------------------   ------------------   ----------------
                                                                                                  (1)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                        $         4,321,000  $         2,418,000  $       2,500,000
   Merchandise inventories                                                   55,197,000           45,639,000         52,197,000
   Deferred income taxes                                                      1,745,000              768,000                 --
   Other current assets                                                       7,484,000            6,562,000          6,751,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                                      68,747,000           55,387,000         61,448,000
                                                                      ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                              64,903,000           62,084,000         60,700,000
   Less accumulated depreciation                                             31,794,000           28,638,000         27,553,000
                                                                      ------------------   ------------------   ----------------
                                                                             33,109,000           33,446,000         33,147,000
                                                                      ------------------   ------------------   ----------------

OTHER ASSETS                                                                  4,698,000            3,994,000          3,889,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       106,554,000  $        92,827,000  $      98,484,000
                                                                      ==================   ==================   ================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        33,109,000  $        24,750,000  $      28,975,000
   Current portion of long-term debt and revolving credit
       facility                                                              11,191,000           11,998,000         13,141,000
   Sundry liabilities                                                         7,880,000            7,993,000          8,798,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                 52,180,000           44,741,000         50,914,000
                                                                      ------------------   ------------------   ----------------

LONG-TERM DEBT                                                                7,626,000            7,755,000          7,795,000
                                                                      ------------------   ------------------   ----------------

OTHER NONCURRENT LIABILITIES                                                  2,907,000            2,914,000          2,895,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred Stock, par value $0.01 --
     authorized and unissued 500,000 shares
   Common Stock, par value $0.01 --
     authorized 35,000,000 shares, issued and outstanding
     10,474,091,  10,439,531,  and 10,439,531,  respectively                    105,000              104,000            104,000
   Additional paid-in capital                                                11,560,000           11,465,000         11,465,000
   Retained earnings                                                         32,176,000           25,848,000         25,311,000
                                                                      ------------------   ------------------   ----------------
                                                                             43,841,000           37,417,000         36,880,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       106,554,000  $        92,827,000  $      98,484,000
                                                                      ==================   ==================   ================

(1) Derived from audited financial statements.

See notes to unaudited condensed  consolidated  financial  statements

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS  (Unaudited)
One Price Clothing  Stores, Inc. and Subsidiaries

                                                               Three-Month Period Ended          Nine-Month Period Ended
                                                            -------------------------------   -------------------------------
                                                             October 30,      October 31,      October 30,      October 31,
                                                                1999              1998            1999             1998
                                                            --------------    -------------   --------------   --------------

NET SALES                                                 $    70,428,000   $   69,732,000 $    255,446,000  $   248,031,000
Cost of goods sold                                             45,301,000       45,496,000      162,425,000      158,664,000
                                                            --------------    -------------   --------------   --------------
GROSS MARGIN                                                   25,127,000       24,236,000       93,021,000       89,367,000
                                                            --------------    -------------   --------------   --------------

Selling, general and administrative expenses                   19,766,000       18,953,000       58,798,000       56,619,000
Store rent and related expenses                                 6,811,000        6,504,000       20,388,000       20,122,000
Depreciation and amortization expense                           1,289,000        1,149,000        3,972,000        3,809,000
Interest expense                                                  412,000          436,000        1,374,000        1,594,000
                                                            --------------    -------------   --------------   --------------
                                                               28,278,000       27,042,000       84,532,000       82,144,000
                                                            --------------    -------------   --------------   --------------

(LOSS) INCOME BEFORE INCOME TAXES                              (3,151,000)      (2,806,000)       8,489,000        7,223,000
(Benefit from) provision for income taxes                      (1,983,000)      (1,090,000)       2,161,000        3,377,000
                                                            ---------------   --------------   -------------   --------------
NET (LOSS) INCOME                                         $    (1,168,000)   $  (1,716,000)  $    6,328,000  $     3,846,000
                                                            ==============    ==============   =============   ==============


Net (loss) income per common share -- basic               $         (0.11)  $        (0.16)  $         0.61  $          0.37
                                                            ===============   ==============   =============   ==============


Net (loss) income per common share -- diluted             $         (0.11)  $        (0.16)  $         0.60  $          0.37
                                                            ===============   ==============   =============   ==============

Weighted average number of common shares
   outstanding -- basic                                        10,469,272       10,437,817       10,454,518       10,436,293
                                                            ==============    =============   ==============   ==============

Weighted average number of common shares
   outstanding -- diluted                                      10,469,272       10,437,817       10,626,242       10,466,709
                                                            ==============    =============   ==============   ==============


See notes to unaudited condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                                  Nine-Month Period Ended
                                                                                           ---------------------------------------
                                                                                               October 30,         October 31,
                                                                                                  1999                 1998
                                                                                           --------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $          6,328,000  $      3,846,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                                3,972,000         3,809,000
       Provision for supplemental post-retirement benefits                                             70,000            98,000
       Decrease in other noncurrent assets                                                             54,000            42,000
       Decrease in other noncurrent liabilities                                                       (47,000)          (46,000)
       Deferred income taxes                                                                         (977,000)               --
       Loss on disposal of property and equipment                                                     353,000           396,000
       Changes in operating assets and liabilities                                                 (2,284,000)       (7,009,000)
                                                                                           --------------------  -----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    7,469,000         1,136,000
                                                                                           --------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                             (3,599,000)       (1,084,000)
   Purchases of other noncurrent assets                                                              (653,000)         (520,000)
   Repayment of related party loan                                                                         --            30,000
                                                                                           --------------------  -----------------
       NET CASH USED IN INVESTING ACTIVITIES                                                       (4,252,000)       (1,574,000)
                                                                                           --------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayment of) net borrowings from revolving credit facility                                      (816,000)        1,468,000
   Repayment of long-term debt                                                                       (120,000)         (111,000)
   Debt financing costs incurred                                                                      (69,000)          (42,000)
   Payment of capital lease obligations                                                              (289,000)         (168,000)
   Decrease in amount due to related parties                                                         (101,000)          (47,000)
   Proceeds from exercise of common stock options                                                      81,000            11,000
                                                                                           --------------------  -----------------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                         (1,314,000)        1,111,000
                                                                                           --------------------  -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                               1,903,000           673,000
Cash and cash equivalents at beginning of period                                                    2,418,000         1,827,000
                                                                                           --------------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $          4,321,000  $      2,500,000
                                                                                           ====================  =================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                        $          1,193,000  $      1,560,000
    Income taxes paid                                                                               2,370,000           361,000
    Noncash financing activity - capital leases                                                       505,000                --


See notes to unaudited condensed consolidated financial statements



NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

October 30, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and nine-month periods ended October 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

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


NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                         Three-Month Period Ended              Nine-Month Period Ended
                                                     ----------------------------------   ----------------------------------
                                                       October 30,        October 31,        October 30,        October 31,
                                                          1999               1998               1999               1998
                                                     ----------------   ---------------   ----------------   ---------------
Weighted average number of common
   shares outstanding - basic                             10,469,272         10,437,817         10,454,518        10,436,293

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                           -                  -             171,724            30,416
                                                     ----------------   ----------------   ----------------   ----------------

Weighted average number of common
   shares outstanding - diluted                           10,469,272         10,437,817         10,626,242        10,466,709


NOTE C - CREDIT FACILITIES

The Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through March 2001. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.25% or the Adjusted Eurodollar Rate, as defined, plus 2.0%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At October 30, 1999, the Company had approximately $16.7 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's revolving credit agreement contains certain covenants which, among other things, restrict the ability of the Company to incur other indebtedness, or encumber or dispose of assets and prohibit the Company from repurchasing its Common Stock or paying dividends. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a minimum adjusted net worth of $25,000,000 (both as defined in the revolving credit agreement). The Company was in compliance with these financial covenants at October 30, 1999.

The Company also has an agreement (as amended) with a commercial bank to provide a separate letter of credit facility of up to $5,000,000. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains working capital and minimum net worth requirements of the same level as that required by the Company's primary lender under the revolving credit agreement. In March 1999, the letter of credit agreement was amended to extend the expiration date of the facility by one year to the earlier of June 2000 or termination of the Company's revolving credit facility with its primary lender. The letter of credit agreement, as amended, contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

The Company also has a twenty-year mortgage agreement with a commercial bank. The agreement, entered into in June 1997 with an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage loan, which had a balance of $7,795,000 at October 30, 1999, is payable in consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014. The mortgage agreement contains certain nonfinancial covenants with which the Company was in compliance at October 30, 1999.

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



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of October 30, 1999 and October 31, 1998, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
November 18, 1999



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the nine-month period ended October 30, 1999 increased 3.0% to $255,446,000 compared to $248,031,000 for the same time period in 1998. Comparable store sales for the nine-month period ended October 30, 1999 increased 3.8% compared to a 7.1% increase for the same time period in 1998. We consider stores that have been open 18 months or more to be comparable, and there were 602 such stores at October 30, 1999. We believe that these year-to-date sales results were generated by having more fashion at our core price points and better execution of our micro-merchandising strategy, based upon improved demographic profiling of our stores.

Net sales for the quarter ended October 30, 1999 increased 1.0% to $70,428,000 compared to $69,732,000 for the quarter ended October 31, 1998. Despite the increase in total sales, comparable store sales for the third quarter of fiscal 1999 decreased 0.3% compared to a 12.1% increase for the same quarter last year. The quarterly sales results were adversely affected by inadequate amounts of inventory in several key categories and, to a lesser degree, to temporary closings of some of our stores as a result of several hurricanes.

During the third quarter of fiscal 1999, we opened 14 stores and expanded three of our top-performing stores. In addition, we relocated two stores and closed six under-performing stores. At October 30, 1999, we operated 628 stores, seven greater than at quarter-end last year. The stores are located in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin was 35.7% of net sales in the third quarter of fiscal 1999 compared to 34.8% of net sales in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, gross margin was 36.4% of net sales versus 36.0% of net sales for the same time period in fiscal 1998. Increases in gross margin as a percentage of net sales were realized by improvements in maintained mark-up which were offset, in part, by slight increases in buying and other costs.

Selling, general and administrative ("SG&A") expenses were 28.1% of net sales for the third quarter of fiscal 1999 compared to 27.2% of net sales in the third quarter of fiscal 1998. SG&A expenses were 23.0% of net sales in the first nine months of fiscal 1999 compared to 22.8% of net sales during the same time period in fiscal 1998. In both periods presented for fiscal 1999, SG&A expenses increased in dollars compared to the same time periods in fiscal 1998 due primarily to increased payroll expense in the stores. Payroll expense in the stores increased due to year-over-year increases in both the average hourly wage rate and average store hours.

Store rent and related expenses per average store increased 4.4% in the third quarter of fiscal 1999 and increased 4.2% in the first nine months of fiscal 1999 compared to the same periods last year. The increase in average store rent and related expenses is primarily due to the Company's store expansion strategy of opening larger, higher volume stores and thus entering more costly sites with higher rents while closing older stores with lower average rent costs. Due to the increase in average store rent, store rent and related expenses were 9.7% of net sales in the third quarter of fiscal 1999 compared to 9.3% of net sales in the third quarter of fiscal 1998. However, store rent and related expenses for the first nine months of fiscal 1999 decreased as a percentage of net sales to 8.0% from 8.1% in fiscal 1998 primarily due to the leverage provided by higher year-over-year sales.

Depreciation and amortization expense was 1.8% of net sales in the third quarter of fiscal 1999 compared to 1.6% of net sales in the third quarter of fiscal 1998. Depreciation and amortization expense was 1.6% of net sales in the first nine months of fiscal 1999 compared to 1.5% of net sales during the same time period in fiscal 1998. In both periods presented for fiscal 1999, depreciation and amortization expense increased in dollars compared to the same time periods in fiscal 1998 primarily due to investments in new stores and software.

Interest expense was 0.6% of net sales in the third quarters of both fiscal 1999 and fiscal 1998 and decreased to 0.5% of net sales in the first nine months of fiscal 1999 compared to 0.6% of net sales for the same time period in fiscal 1998. In both periods presented for fiscal 1999, interest expense decreased in dollars compared to the same time periods in fiscal 1998 due to the combination of lower average interest rates realized by obtaining more favorable pricing on the Company's working capital facility and lower average levels of borrowings.

The Company's effective income tax rate was approximately 25.5% in the first nine months of fiscal 1999. This rate is significantly less than the statutory rate because the Company has achieved profitability in Puerto Rico sufficient to reverse the remaining valuation allowance attributable to deferred tax assets in its Puerto Rico subsidiary. The effective income tax rate for fiscal 1998 was 20.3%, also primarily attributable to a favorable valuation allowance adjustment.

Outlook

Sales thus far in the fourth quarter of fiscal 1999 are slightly behind sales for the same time period in fiscal 1998. Although the quarter began slowly, we are encouraged by recent customer response to our current merchandise offerings and will continue our efforts on maintaining our cost-containment targets. During the fourth quarter of fiscal 1999, we have opened nine new stores in existing markets and expanded or relocated three existing stores. We currently expect to open approximately 50 stores and close approximately 15 stores during fiscal 2000 as part of our plan to build new business while maintaining our focus on improving sales in existing stores. We also plan to continue our strategy of expanding the size of certain highly productive stores.

The Company's sales and operating results are seasonal. Sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January). We continue to develop strategies to increase sales volume in the third and fourth quarters of the fiscal year.

Average store rent and related expenses are expected to continue to increase in fiscal 1999 and beyond due to the location and the increase in average store square footage of stores that opened in fiscal 1999 and planned future openings, as well as the closing of older, lower-volume stores. We will seek to leverage these increases through improved average store sales volume.

Liquidity and Capital Resources

Increased sales, gross margin and favorable tax adjustments mentioned above resulted in a 65% increase in net income in the first nine months of fiscal 1999 compared to the same time period in fiscal 1998. In the first nine months of fiscal 1999, net cash provided by operating activities was primarily used to reduce the balance of the revolving credit facility and to open new stores, expand and remodel certain other top-performing stores and purchase software. In the first nine months of fiscal 1998, net cash provided by operating activities combined with net borrowings from the Company's revolving credit facility were used to purchase property, equipment and software.

Merchandise inventories at the end of the third quarter of fiscal 1999 increased 5.7% in total and 4.6% on an average store basis compared to the end of the third quarter of fiscal 1998. In preparation for the holiday season, total merchandise inventories at the end of the third quarter of fiscal 1999 were also 19.2% higher on an average store basis than at January 30, 1999 when inventory levels are typically lower. The level and source of inventories are subject to fluctuations because of our seasonal operations, opportunistic buying strategy and prevailing business conditions.

As a result of our continued emphasis on purchasing from domestic sources, the level of outstanding documentary letters of credit decreased to $4.1 million on October 30, 1999 compared to $4.7 million on October 31, 1998. We currently expect to continue to pursue opportunistic purchases of merchandise from primarily domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company.

Total accounts payable and amounts outstanding under the credit facilities, including long-term portions thereof, increased 4% at the end of the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. This year-over-year increase was primarily the result of the year-over-year increase in merchandise inventories. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations because of our seasonal operations, opportunistic buying strategy, rate of capital expenditures and prevailing business conditions.

Our credit facilities consist of a revolving credit facility to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's needs to purchase merchandise inventories from foreign sources. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at October 30, 1999. A summary of our credit facilities follows. Please refer to Note C of the unaudited financial statements contained within this Form 10-Q for a more complete description of the credit facilities.

We have a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with our primary lender through March 2001. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based upon a borrowing base formula determined with respect to eligible inventory as defined in the agreement. At October 30, 1999, we had approximately $16.7 million in excess availability under the borrowing base formula.

We have a twenty-year mortgage loan agreement with a commercial bank payable in consecutive equal monthly installments through July 2017. At October 30, 1999, the mortgage loan had an unpaid balance of $7,795,000. The agreement is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements.

We have a $5,000,000 letter of credit facility with a commercial bank through the earlier of June 2000 or termination of the revolving credit facility with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit.

During fiscal 1999, we expect to spend approximately $6.0 million on capital expenditures, most of which will be used to open new stores, remodel, re-fixture, expand and relocate existing stores and invest in information technology. During fiscal 2000, we currently expect to spend approximately $9.5 million on capital expenditures, most of which will be used to open new stores, expand and relocate existing stores and invest in information technology. Our liquidity requirements in the foreseeable future are expected to be met principally through cash provided by operations and the use of our credit facilities. If we believe it to be in the best interests of the Company, additional long-term debt, equity, capital leases or other permanent financing may be considered.


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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit facility would have decreased pre-tax income for the nine months ended October 30, 1999 and October 31, 1998 by approximately $67,000 and $102,000, respectively.

Year 2000 Issues

State of Readiness

The Company began identifying its major systems and software vendors susceptible to Year 2000 issues during its preparedness evaluation in fiscal 1996. During fiscal 1997, a formal steering committee was assembled from throughout the Company to ensure a smooth transition into the Year 2000. The Company separated its Year 2000 efforts into five phases ("the Year 2000 Plan"): (i) awareness and identification of issues relating to the Year 2000; (ii) analysis of the impact on and risk to the Company's software, hardware and the services provided by the Company's vendors; (iii) performance of the work necessary to change or upgrade programs and files including installation of software and/or hardware; (iv) testing and certification of systems to assure compliance, including disaster recovery testing; and (v) implementation of systems. Because the Company uses a variety of internally-developed and third party software, certain tasks of various phases of the Year 2000 Plan have been and continue to be performed simultaneously. The Company successfully completed the upgrade of its major systems in the first quarter of fiscal 1999 and successfully tested such systems, including disaster recovery testing during the third quarter of fiscal 1999. Accordingly, the Company believes that it has substantially completed all five phases of the Year 2000 Plan and its Year 2000 simulation, but will continue to monitor its compliance during the remaining weeks of 1999 and into 2000.

Like other companies, the Company relies upon third parties for its operations including, but not limited to, suppliers of merchandise, software, telephone service, electric power, water and financial services. As part of the Year 2000 Plan, the Company has a formal Year 2000 vendor compliance program in place. The Company has identified and assigned various levels of risk to third party vendors associated with the Company. Each vendor identified as critical to the operations of the Company has indicated that it already is, or expects to be, Year 2000 compliant in a timely manner.

Cost

The Company is primarily using internal resources to identify, test, upgrade and replace its Year 2000-sensitive systems. The Company's major systems, including its merchandise management system, its point-of-sale system, its inventory and general ledger system and its payroll system, were due for upgrades during 1999 in order to maintain vendor support. Therefore, the Company would have devoted much of the efforts of its internal resources to some or all of these projects through the normal course of business even if the Year 2000 issues had not existed. The Company continues to replace any non-compliant software and hardware as necessary. During fiscal 1999, the cost of these incidental software and hardware replacements is expected to be less than $75,000.


Risk and Contingency Planning

Although the Company has substantially completed all five phases of the Year 2000 Plan and will continue to monitor and test its systems through the remainder of the year, it gives no assurance that unforeseen difficulties which could alter the completion of the Year 2000 Plan will not occur from having performed incidental hardware and software replacements and while performing additional Year 2000 simulation tests. In addition, as part of the worst case scenario, if the Year 2000 Plan is not successful in a timely manner, the Company's third party vendors are not Year 2000 compliant in a timely manner and/or if the Company's supply of merchandise or ability to distribute its merchandise to its stores is adversely affected, the Year 2000 issues may have a material adverse impact on the results of operations, financial condition and cash flows of the Company. Also, possible interruptions in services such as electric power and telephone could occur in certain geographic areas, thereby temporarily closing some of the Company's stores. In addition, any general economic disruption caused by Year 2000 issues could adversely affect customer demand.

The Company believes it has substantially mitigated its Year 2000 risk by having substantially completed its Year 2000 Plan and disaster recovery tests. The Company will continue to monitor its compliance during the remaining weeks of 1999 and into 2000. In addition, the Company has developed contingency plans for all areas considered to be critical to the operations of the Company. The Company intends to mitigate its risk of possible interruptions in service, such as electric power and telephone, by carrying business interruption insurance in its corporate offices, distribution center, and in its stores located in Puerto Rico and the U.S. Virgin Islands. In addition, the Company believes that such risk in the Company's stores located in the continental United States is mitigated by the diversity of its store locations.

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

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders
                           None

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K:

          (a)     Exhibits

          10* Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated April 16, 1998 and Amendments to Letter of Understanding and Consulting Agreement dated December 22, 1998 and October 8, 1999 between the Registrant and Leonard Snyder.

          15   Acknowledgement of Deloitte & Touche LLP, independent accountants

          27   Financial Data Schedule (electronic filing only)

          (b)  Reports on Form 8-K

               The Company was not required to file any report on Form 8-K for the three-month period ended October 30, 1999.
               --------------------------------
               *Denotes a management contract or compensatory plan or agreement.





SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  December 13, 1999                 /s/  Larry I. Kelley
                                         Larry I. Kelley
                                         President and Chief Executive Officer
                                         (principal executive officer)

Date:  December 13, 1999                 /s/  H. Dane Reynolds
                                         H. Dane Reynolds
                                         Senior Vice President and Chief Financial Officer
                                         (principal financial officer and principal
                                         accounting officer)
