Form 10-K
period 2000-01-29
ONE PRICE CLOTHING STORES INC
filed 2000-04-26
CIK 812446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|x| Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended January 29, 2000

                                        OR

| | Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act of 1934 (No Fee Required) For the transition period from

    Commission file number 0-15385
                           -------

                           ONE PRICE CLOTHING STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                            57-0779028
---------------------------------------------  ---------------------------------
(State or other jurisdiction of organization)  (IRS Employer Identification No.)

             1875 East Main Street
          Highway 290, Commerce Park
             Duncan, South Carolina                          29334
 --------------------------------------------------  ---------------------------
         (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code:  (864) 433-8888

  Securities registered pursuant to Section 12(b) of the Act:          None

  Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $0.01 Par Value
 -------------------------------------------------------------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 14, 2000: common stock, $0.01 Par Value - $28,840,796

The number of shares outstanding of the issuer's classes of common stock as of April 14, 2000: common stock, $0.01 Par Value - 10,499,091 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with respect to the annual shareholders meeting to be held June 7, 2000 are incorporated by reference into
Part III.

PART I

ITEM 1.     BUSINESS

General

One Price Clothing Stores, Inc. (the "Registrant" or the "Company") operates a chain of off-price specialty retail stores offering a wide variety of first quality, contemporary, in-season apparel and accessories for the entire family. During fiscal 1997, the Company expanded its merchandise offerings to include additional categories and styles of merchandise to be sold at price points other than its previous uniform $7 price point. This merchandise mix expansion was designed to meet customer demand for items that the Company could not profitably offer for sale at a retail price of $7. The Company purchases merchandise at heavily discounted prices in large quantities from a broad mix of manufacturers, jobbers, importers and other suppliers. The Company is able to acquire such merchandise at heavily discounted prices because of imbalances between supply and demand, order cancellations and vendor needs for liquidity. The Company is able to take advantage of these circumstances because of its willingness to purchase large quantities and to buy goods later in the season than many other retailers. This purchasing strategy allows the Company to obtain favorable prices and to react quickly to seasonal fashion preferences and weather conditions affecting consumer spending. It is the Company's policy to offer only first quality apparel; the Company does not purchase "seconds" or irregular merchandise from its suppliers.

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

Industry Segments

The Company operates in only one industry segment. All of the Company's assets and significant revenues and pre-tax earnings relate to retail sales of apparel and accessories to the general public through Company-operated stores. Other than operations in Puerto Rico and the U.S. Virgin Islands, the Company had no operations outside the continental United States at the end of fiscal 1999 and no export sales. Reference is hereby made to the consolidated financial statements included in Part II for information about the Company's assets, net sales and profitability.

Operations

The Company operates a chain of off-price specialty retail stores offering a wide variety of first quality, contemporary, in-season apparel and accessories for the entire family. Prior to fiscal 1997, this merchandise was offered at the uniform retail price of $7. The Company currently offers most of its merchandise at or below a base price of $8 and offers certain additional categories and styles priced higher than $8 when the Company believes that such merchandise is clearly desired by the Company's customers. Such higher priced merchandise -- including denim, dresses, coordinated sets, sweaters and heavier jackets -- is offered primarily within the $10 to $15 price range. The Company currently offers men's apparel in approximately 220 stores.

The Company registered the trademark "One Price" with the United States Patent and Trademark Office in June 1990 for a ten-year period with the option to renew prior to expiration. The Company has applied for renewal for this trademark. This trademark was accorded incontestable status by the United States Patent and Trademark Office. The Company registered the trademark "OPC Fashions" with the United States Patent and Trademark Office in January 1999 for a ten-year period with the option to renew prior to expiration. The Company considers the "One Price" and "OPC Fashions" trademarks to be valuable and significant to the conduct of its business. The Company has also registered "Ropa de Ninos a un Precio" and "OPC" in the United States. In accordance with the Company's plans to enter the New England market under a new name during fiscal 2000, the Company has applied for registration of the "OPC BestPrice!," "BestPrice!" and "BestPrice! Fashions" trademarks.

The One Price Store. The Company's typical store has approximately 3,400 square feet, of which approximately 2,600 square feet is devoted to selling space. The Company's current strategy is to open stores with a somewhat larger selling area than this average and the Company expects to continue this approach. All of the Company's stores are located in leased facilities with convenient access to adequate parking or public transportation. At January 29, 2000, approximately 80% of the Company's stores were located in strip shopping centers and the remaining stores were located in central business districts or malls. The Company does not franchise its stores.

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

The Company's store operations department is headed by a Senior Vice President of Stores who is assisted by regional and district sales managers. Each of the six regional sales managers is responsible for approximately nine districts. Each district sales manager is responsible for approximately 12 stores and visits each store in his or her district on a regular basis to provide assistance in promoting sales, training, store layout and merchandise presentation, and to monitor adherence to the Company's operational and management policies.

Store Locations and Expansion. At January 29, 2000, the Company operated 636 stores in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company opened 31 stores, relocated or expanded 20 stores and closed 13 underperforming stores in fiscal 1999. The Company anticipates that it will open approximately 50 new stores in fiscal 2000. The Company will continue to monitor the individual performance of all stores. Currently, the Company foresees that it will close approximately 15 underperforming stores in fiscal 2000.

Purchasing. The Company's practice is to offer value to its customers by selling desirable, first quality apparel and accessories at considerably lower prices than generally would be available from department stores and other specialty retailers. The Company purchases its merchandise at heavily discounted prices and on favorable terms from manufacturers, jobbers, importers and other vendors.

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

During fiscal 1999, the Company purchased merchandise from approximately 850 vendors, including manufacturers, jobbers, importers and other vendors. No vendor accounted for more than 10% of the Company's total purchases for the fiscal year. The number of vendors in any particular fiscal year fluctuates due to the Company's opportunistic buying strategy.

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

Merchandising. The Company's merchandising strategy emphasizes contemporary, in-season apparel and accessories for juniors, misses, plus-sized women, children and men. The Company currently offers men's merchandise in approximately 220 stores. The Company's target customers are value- and fashion-conscious women, primarily in lower- and middle-income brackets. The Company offers only first quality merchandise and emphasizes the value of its merchandise compared to similar merchandise sold elsewhere at higher prices. Women's apparel sold by the Company includes contemporary sportswear such as knit tops, blouses, shirts, pants, shorts, skirts, dresses, sweaters and blazers. In fiscal 1997, the Company began offering additional categories of merchandise such as outerwear, denim and better dresses. Over the last three fiscal years, the proportions of most categories of merchandise the Company has sold have remained consistent and are as follows: As a percentage of net sales, plus-sized apparel sales were 21%; accessory sales (such as scarves, watches, hair accessories, handbags, jewelry, fragrances and specialty gifts) were 12%; and children's apparel sales were 8%. As a percentage of net sales, women's (juniors and misses) apparel sales decreased to 57% in fiscal 1999 compared to 59% in both fiscal 1998 and fiscal 1997. Men's apparel sales, established during the fourth quarter of fiscal 1998, comprised 2% of net sales in fiscal 1999.

Inventory Monitoring. The Company's management information systems, featuring point-of-sale cash registers and a computerized inventory management system, permit management to review each store's sales and inventory on a daily and weekly basis, thereby enabling the Company to tailor its purchasing strategies and merchandise shipments to stores based on customer demand.

Distribution Systems. Substantially all merchandise is shipped directly from vendors to the Company's distribution center where the goods are inspected, processed and sent to the Company's stores. Substantially all shipments to stores are made by common carriers.

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

Seasonality

The Company has historically produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared to the third quarter (August - October) and fourth quarter (November - January). Management is unable to predict if this trend will continue in the future. However, management is developing merchandise strategies designed to increase sales volume in the third and fourth quarters.

Working Capital Requirements

The Company's revolving credit facility, which provides up to $37,500,000 of borrowing capacity (including a letter of credit sub-facility of up to $25,000,000), expires in March 2001. Borrowings under the facility are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). The Company's twenty-year mortgage agreement with a commercial bank of $8,125,000 is secured by the land, buildings, fixtures and improvements located at the Company's Duncan, South Carolina corporate offices and distribution center. The Company also has an agreement, as amended, with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 2000 or termination of the Company's revolving credit facility with its primary lender. These lending agreements contain certain covenants and terms described in Items 7 and 8 of this report.

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

Revenues from retail sales are recognized at the time of the sale. The Company accepts cash, checks and certain major credit cards. All stores offer a liberal exchange and return policy. A reserve for estimated merchandise returns is recorded in the period that the merchandise is sold.

Customers

No material part of the business of the Company is dependent upon a single customer or a few customers.

Competition

The retail apparel industry is highly competitive. In order to compete effectively, the Company is dependent upon its ability to purchase merchandise at substantial discounts. The Company competes with department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are owned by large national or regional chains with substantially greater resources than the Company. There can be no assurance that other retailers with substantially greater financial resources than the Company will not adopt a purchasing and marketing concept similar to that of the Company. Management believes that the primary competitive factors in the retail apparel industry are price, quality, fashion content, variety of merchandise, site selection and cost of operation. The Company believes that it is well positioned in all of these areas to compete in its markets.

Environmental Factors

The Company is not aware of any federal, state or local environmental regulations that will materially affect its operations or competitive position or require material capital expenditures.

Employees

At January 29, 2000, the Company had approximately 4,300 employees, of which approximately 57% were full-time employees. The Company, like other retailers, experiences a high turnover rate of full-time and part-time store employees but has not experienced excessive difficulties in hiring qualified personnel. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is good.

Private Securities Litigation Reform Act of 1995

See "Private Securities Litigation Reform Act of 1995" in Item 7.

ITEM 2.     PROPERTIES

The Company leases all of its store locations. At January 29, 2000, the Company had 636 stores operating in 27 states, the District of Columbia, Puerto Rico and the U. S. Virgin Islands. The Company leases its stores under operating leases generally with initial terms of five years and with one to two renewal option periods of five years each. Leases typically contain kickout provisions based on an individual store's annual sales volume and/or the shopping center's occupancy. The leases generally provide for increased rents resulting from increases in operating costs and property taxes. Certain of the leases provide contingent or percentage rentals based upon sales volume, and other stores are leased on a month-to-month basis. To date, the Company has not experienced difficulty in obtaining leases for suitable locations for its stores on satisfactory terms. Approximately 132 existing store leases expire, or have initial lease terms containing lessee renewal options that may be exercised, during fiscal 2000. Management believes that the Company will not experience a significant increase in lease expense as a result of exercising renewal options or negotiating additional lease terms for such locations. The following is a list of store locations as of January 29, 2000:

                                                                          NUMBER OF
    STATE                                                                  STORES
    -----                                                                ----------
    Alabama.............................................................     13
    Arizona.............................................................     11
    Arkansas............................................................      5
    California..........................................................     57
    Florida.............................................................     68
    Georgia.............................................................     39
    Illinois............................................................     30
    Indiana.............................................................     10
    Kansas..............................................................      3
    Kentucky............................................................      4
    Louisiana...........................................................     18
    Maryland............................................................     16
    Michigan............................................................     17
    Mississippi.........................................................     12
    Missouri............................................................     17
    North Carolina......................................................     31
    New Jersey..........................................................     10
    New Mexico..........................................................      5
    New York............................................................     13
    Ohio................................................................     16
    Oklahoma............................................................      7
    Pennsylvania........................................................     20
    Puerto Rico.........................................................     30
    South Carolina......................................................     34
    Tennessee...........................................................     21
    Texas...............................................................     97
    U.S. Virgin Islands.................................................      2
    Virginia............................................................     22
    Washington, DC......................................................      4
    Wisconsin...........................................................      4
                                                                           ----
    TOTAL STORES........................................................    636
                                                                           ====

The Company's corporate offices and distribution center, occupying approximately 500,000 square feet, are located in Duncan, South Carolina on approximately 75 acres which are owned by the Company. The Company's facilities are expected to be able to support the Company's planned growth over the next several years. The Company's borrowings under its mortgage loan facility are secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement other than the land, buildings, fixtures and improvements collateralizing the mortgage loan.

ITEM 3.            LEGAL PROCEEDINGS

From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions presently pending, even if decided adversely, would have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Company's common stock is traded under the symbol ONPR in the National Market System of NASDAQ. As of April 14, 2000, there were approximately 400 shareholders of record.

Since its inception, the Company has never paid cash dividends. The Company's credit agreement contains covenants which, among other things, prohibit the Company from paying dividends. Currently, the Board of Directors intends to continue its policy of retaining earnings for operations, debt repayment and expansion of the business.

The quarterly high and low sales prices of the Company's common stock as quoted by NASDAQ are shown below.

                        Fiscal Year Ended                  Fiscal Year Ended
                        January 29, 2000                    January 30, 1999
                       -----------------                   ----------------
                       High           Low               High             Low
         First        5 3/4          3 11/16           3 3/16           1 1/8
         Second       5 9/16         3 5/8             4 1/2            2 7/16
         Third        5 1/16         3 1/16            4 7/16           2 3/8
         Fourth       3 31/32        2 5/32            5 3/4            3 7/8

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company for each of the five fiscal years ended December 30, 1995 through January 29, 2000, including the 5-week period ended February 3, 1996 ("the Transition Period"), resulting from the Company's change in fiscal year end. The selected consolidated financial data as of January 29, 2000 and January 30, 1999 and for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, are extracted from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included under Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K. Selected consolidated financial data as of and for all other periods were derived from audited consolidated financial statements not contained within this Form 10-K.

                                                                                                        Transition     Fiscal Year
                                                                     Fiscal Year Ended                 Period Ended       Ended
                                                   --------------------------------------------------------------------------------
                                                     January 29, January 30, January 31, February 1,     February 3,   December 30,
                                                        2000         1999        1998        1997          1996          1995
                                                   ------------ ----------- ----------- ----------- --------------- ---------------

  Dollars in thousands except per share amounts

  1     Net sales                                $     336,847     328,059     302,285      298,986         15,022       294,692
  2     Restructuring (credit) charge            $          --        (385)      2,265           --             --            --
  3     Income (loss) before income taxes and
          cumulative effect of changes in
          accounting principles                  $       7,809       5,497     (13,493)      (1,994)        (9,091)       (2,595)
  4     Income (loss) before cumulative effect
          of changes in accounting principles    $       7,074       4,383     (11,320)      (1,267)        (5,634)       (1,304)
  5     Cumulative effect on prior years of
          changes in accounting principles       $          --          --          --           --         (1,090)           --
  6     Net income (loss)                        $       7,074       4,383     (11,320)      (1,267)        (6,724)       (1,304)
  7     Current assets                           $      57,064      55,387      48,331       61,891         52,517        35,990
  8     Long-term assets                         $      38,891      37,440      39,781       39,076         41,663        43,374
  9     Total assets                             $      95,955      92,827      88,112      100,967         94,180        79,364
  10    Current liabilities                      $      40,921      44,741      44,080       48,722         40,669        18,594
  11    Long-term debt                           $       7,582       7,755       7,915        4,868          6,447         6,579
  12    Deferred income tax liability            $          42          --          --          718            818         1,482
  13    Other noncurrent liabilities             $       2,809       2,914       3,095        2,317          1,089           828
  14    Shareholders' equity                     $      44,601      37,417      33,022       44,342         45,157        51,881
  15    Stores opened (closed) during the
          period, net                            #          18         (42)         15          (43)           (13)           60
  16    Stores operating at period-end           #         636         618         660          645            688           701
  17    Number of full and part-time employees
          at period-end                          #       4,300       3,900       4,269        4,105          4,574         4,841
  18    Weighted average number of common
          shares (000) -  diluted                #      10,580      10,494      10,436       10,401         10,335        10,314
  19    Number of common shares outstanding at
          period-end (000)                       #      10,489      10,440      10,436       10,436         10,335        10,335
  20    Diluted income (loss) per common share
          before cumulative effect of changes
          in accounting principles               $        0.67        0.42       (1.08)       (0.12)         (0.55)        (0.13)
  21    Cumulative effect on prior years per
          common share of changes in
          accounting principles                  $          --          --          --           --          (0.10)            --
  22    Diluted net income (loss) per common
          share                                  $        0.67        0.42       (1.08)       (0.12)         (0.65)        (0.13)
  23    Cash dividends declared per common
          share                                  $          --          --          --           --             --            --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

The following table sets forth, for the three most recent fiscal years, certain financial statement elements expressed as a percentage of net sales:

                                                                    Fiscal Year Ended
                                              -------------------------------------------------------------
                                              January 29, 2000      January 30, 1999       January 31, 1998
                                              ---------------       ---------------        ----------------
PERCENTAGE OF NET SALES
Net sales                                         100.0%                100.0%                 100.0%
Cost of goods sold                                 64.0%                 64.6%                  66.8%
                                                   -----                 -----                  -----
Gross margin                                       36.0%                 35.4%                  33.2%
                                                   -----                 -----                  -----
Selling, general and administrative expenses       23.3%                 23.5%                  25.8%
Restructuring (credit) charge                       0.0%                 (0.1)%                  0.7%
Store rent and related expenses                     8.2%                  8.1%                   8.7%
Depreciation and amortization expense               1.6%                  1.6%                   1.7%
Interest expense                                    0.6%                  0.6%                   0.7%
                                                   -----                 -----                  -----
                                                   33.7%                 33.7%                  37.6%
                                                   -----                 -----                  -----

Income (loss) before income taxes                   2.3%                  1.7%                  (4.4)%
Provision for (benefit from) income taxes           0.2%                  0.4%                  (0.7)%
                                                   -----                 -----                  ------

Net income (loss)                                   2.1%                  1.3%                  (3.7)%
                                                   =====                 =====                  ======

Stores in operation at period-end                   636                   618                    660
                                                   =====                 =====                  ======



FISCAL YEAR ENDED JANUARY 29, 2000 (FISCAL 1999) COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1999 (FISCAL 1998)
------------------------------

Net sales in fiscal 1999 increased 2.7% to $336.8 million compared to $328.1 million in fiscal 1998. In fiscal 1999, the Company achieved an increase in net sales while operating an average of 10 fewer stores than in fiscal 1998. The increase in net sales is primarily due to the Company's strategy of continuing to offer high-quality, in-season fashionable merchandise, combined with increasing marketing efforts, including signage, direct mail and other advertising, as well as opening larger stores with more desirable locations. In fiscal 1999, comparable store sales increased 2.5% for the year compared to fiscal 1998. Comparable stores are those stores in operation at least 18 months and there were 602 such stores at January 29, 2000.

During fiscal 1999, the Company opened 31 stores, relocated or expanded 20 stores and closed 13 underperforming stores. In accordance with a decision to limit new store openings under the restructuring plan announced in the fourth quarter of fiscal 1997, the Company opened 7 stores during fiscal 1998, relocated 5 stores and closed 49 underperforming stores.

Gross margin as a percentage of net sales was 36.0% in fiscal 1999 compared to 35.4% in fiscal 1998. This increase in gross margin as a percentage of net sales was primarily achieved through a combination of improved original markups and the Company's merchandise management strategies which emphasized a more profitable product mix. Distribution costs as a percentage of net sales remained flat year-over-year due to higher levels of net sales and the Company maintaining levels of efficiencies achieved in its distribution center. Merchandising costs slightly increased as a percentage of net sales due to adding resources consistent with the Company's strategy of matching merchandise to regional customer preferences.

Selling, general and administrative ("SG&A") expenses decreased to 23.3% as a percentage of net sales in fiscal 1999 from 23.5% in fiscal 1998. This decrease in SG&A expenses as a percentage of net sales was primarily achieved through the leverage provided by higher year-over-year net sales, as well as a favorable fourth quarter 1999 adjustment to match the Company's workers' compensation liability with annual actuarial estimates. Total SG&A expenses increased in dollars year-over-year primarily due to increases in salaries and wages in the Company's stores. These increases were due to an increase in the average hourly wage rate, which was partially offset by a decrease in average store hours.

Store rent and related expenses increased to 8.2% of net sales in fiscal 1999 compared to 8.1% of net sales in fiscal 1998 due to the increase in the Company's average store rent and related expenses. Average store rent and related expenses increased by 5.6% in fiscal 1999 compared to fiscal 1998. The increase in average store rent and related expenses is primarily due to the Company's store expansion strategy of opening larger, higher volume stores which typically are more costly sites with higher rents while closing older, underperforming stores which generally have lower average rent costs.

Depreciation and amortization expense as a percentage of net sales was leveraged at 1.6% of net sales in both fiscal 1999 and fiscal 1998 due to the increase in year-over-year net sales. Depreciation and amortization expense in dollars increased in fiscal 1999 when compared to fiscal 1998 due primarily to the year-over-year increase in capital expenditures.

Interest expense was leveraged at 0.6% of net sales in both fiscal 1999 and fiscal 1998. Interest expense in dollars decreased in fiscal 1999 when compared to fiscal 1998. This decrease was primarily due to lower average borrowings and lower average interest rates in fiscal 1999 versus fiscal 1998, which was supported by the increase in cash flows from operating activities.

The effective income tax provision rate for fiscal 1999 was 9.4% compared to 20.3% in fiscal 1998. The decrease in the Company's effective income tax rate was primarily attributable to the favorable adjustment of the remaining deferred tax asset valuation allowance in fiscal 1999 compared to the smaller favorable valuation allowance adjustment in fiscal 1998. Management estimates that the Company's effective income tax rate will be approximately 39% in fiscal 2000.

OUTLOOK

During fiscal 2000, the Company will continue to focus its efforts on improving sales in existing stores while maintaining its margin and cost-containment targets. As part of this strategy, the Company plans to continue to monitor the merchandise mix and demographic profiles of its stores. The Company also plans to increase the size of certain highly productive stores. The Company plans to open approximately 50 new stores in fiscal 2000, including approximately 15 to 20 stores in New England. As a new market for the Company, the Company plans to operate under the name of "BestPrice! Fashions" in New England and any other new market areas. During the first quarter of fiscal 2000, the Company has begun tests of this new name in two existing markets. The Company also expects to close approximately 15 underperforming stores in fiscal 2000.

Average store rent and related expenses are expected to increase in fiscal 2000 due to the location and the increase in the average square footage of stores planned to open in fiscal 2000 and the closing of older, lower-volume stores. Management will seek to leverage these increases through improved average store sales volume. Also, the Company has approximately 132 existing leases that expire or have initial lease terms containing lessee renewal options which may be exercised in fiscal 2000. Management believes that the Company will not experience a material increase in aggregate store rents as a result of renewal options or negotiating new lease terms for such locations.

Net income per diluted share for fiscal 1999 was $0.67; however, the application of a tax rate similar to that which the Company expects in fiscal 2000 would have resulted in net income per diluted share of $0.46.

FISCAL YEAR ENDED JANUARY 30, 1999 (FISCAL 1998) COMPARED TO FISCAL YEAR ENDED JANUARY 31, 1998 (FISCAL 1997)
------------------------------

Net sales in fiscal 1998 increased 8.5% to $328.1 million compared to $302.3 million in fiscal 1997. In fiscal 1998, the Company achieved an increase in net sales while operating an average of 27 fewer stores than in fiscal 1997. The increase in net sales was primarily due to merchandising and presentation strategies implemented during the fourth quarter of fiscal 1997. These strategies included (i) clarifying price points, (ii) increasing emphasis on offering highly desirable, in-season fashionable merchandise and (iii) improving merchandise displays, window graphics and in-store signage. In fiscal 1998, comparable store sales increased 9.1% for the year compared to fiscal 1997. Comparable stores are those stores in operation at least 18 months and there were 571 such stores at January 30, 1999.

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

Selling, general and administrative expenses decreased in dollars and as a percentage of net sales in fiscal 1998 versus fiscal 1997. SG&A expenses were 23.5% of net sales in fiscal 1998 compared to 25.8% of net sales in fiscal 1997. The significant decrease in SG&A expenses was primarily due to achieving cost-containment goals, including reducing total payroll expense, established in the Company's restructuring plan announced in the fourth quarter of fiscal 1997. Although total payroll decreased, average salaries and wages in the Company's stores increased slightly in fiscal 1998 compared to fiscal 1997. This increase, affecting primarily part-time associates, was due to an increase in the average hourly wage rate, which was partially offset by a decrease in average store hours.

During the fourth quarter of fiscal 1997, the Company announced a restructuring plan which identified 75 low-volume, underperforming stores for closing. A substantial number of these stores were closed by January 30, 1999. Certain of these stores were no longer under consideration for closing during fiscal 1998 due to a significant improvement in performance since the announcement of the plan. As a result, during the fourth quarter of fiscal 1998, the Company recorded a favorable adjustment to pre-tax income of $385,000 to reverse the estimated cost, recorded in fiscal 1997, of closing these stores.

Store rent and related expenses were 8.1% of net sales in fiscal 1998 compared to 8.7% in fiscal 1997. Store rent and related expenses for fiscal 1998 decreased as a percentage of net sales due to the leverage provided by higher year-over-year sales as well as aggressively closing underperforming stores during fiscal 1998. Average store rent and related expenses increased by 5% in fiscal 1998 compared to fiscal 1997. The increase in average store rent and related expenses was primarily due to the Company's store expansion strategy of opening larger, higher volume stores, and thus leasing more costly sites with higher rents while closing older, underperforming stores which generally have lower average rent costs.

Depreciation and amortization expense as a percentage of net sales was 1.6% in fiscal 1998 compared to 1.7% in fiscal 1997. The decrease in depreciation and amortization expense was primarily due to the leverage provided by higher year-over-year sales as well as a decrease in the number of stores open during fiscal 1998 versus fiscal 1997.

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

The effective income tax provision rate for fiscal 1998 was 20.3% compared to the effective income tax benefit rate of 16.1% in fiscal 1997. The change in the Company's effective income tax rate was primarily attributable to a favorable valuation allowance adjustment for fiscal 1998 compared to fiscal 1997. Because management was not assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. federal and state income tax purposes would be fully utilized or realized, valuation allowances were provided for a portion of the net deferred income tax asset.

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

The Company's credit facilities consist of a revolving credit facility to meet the Company's short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's needs to purchase merchandise inventories from foreign sources. Collectively, the Company's credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at January 29, 2000. A summary of the Company's credit facilities follows. Please refer to Note B to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a more complete description of the Company's credit facilities.

The Company has a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with its primary lender through March 2001. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. At January 29, 2000, the Company had approximately $10.4 million of excess availability under the borrowing base formula.

The maximum and average amounts outstanding during fiscal 1999 and fiscal 1998 and amounts outstanding at the end of such periods for the revolving credit facility are disclosed in Note B to the Consolidated Financial Statements in
Item 8 of this document.

The Company has a twenty-year mortgage loan agreement with a commercial bank payable in 240 consecutive equal monthly installments through July 2017. At January 29, 2000, the mortgage loan had an unpaid balance of $7,755,000. The agreement is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements.

The Company has an $8,000,000 letter of credit facility with a commercial bank through the earlier of June 2000 or termination of the revolving credit facility with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit.

The Company's weighted average interest rate for all borrowings was 8.2% and 8.6% in fiscal 1999 and fiscal 1998, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $4,375,000 and $6,613,000 at January 29, 2000 and January 30, 1999, respectively.

Net cash provided by operating activities for fiscal 1999, 1998 and 1997 was $8,477,000, $3,923,000 and $8,660,000, respectively. The increase in net cash provided by operating activities in fiscal 1999 compared to fiscal 1998 is primarily the result of an improvement in the Company's year-over-year results of operations and a decrease in merchandise inventories. The decrease in net cash provided by operating activities in fiscal 1998 compared to fiscal 1997 is primarily the result of an increase in merchandise inventories, and a decrease in noncash charges including deferred income taxes and costs associated with disposal of property and equipment, and partially offset by an improvement in the Company's year-over-year results of operations, including a favorable adjustment in fiscal 1998 to the estimated costs of fiscal 1997's restructuring plan.

At January 29, 2000, total merchandise inventories decreased 3% to $44,125,000 compared to $45,639,000 at January 30, 1999. The decrease in total merchandise inventories was primarily attributable to lower levels of merchandise in-transit to the Company's distribution center from its vendors, but was partially offset by an increase in in-store inventories due to an increased number of stores at January 29, 2000. Presently, the Company is relying more heavily on sourcing inventory through opportunistic purchases from domestic vendors. In fiscal 1999, import purchases (including freight and duty) were 9% of total purchases compared to 13% in fiscal 1998. The level and source of inventories are subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions.

Net cash used in investing activities for fiscal 1999, 1998 and 1997 was $6,981,000, $3,151,000 and $7,134,000, respectively, and was primarily used for leasehold improvements and equipment for new stores opened each year, as well as information technology expenditures including software and hardware upgrades.

Net cash of $1,376,000 was used in financing activities in fiscal 1999 primarily as a result of the net repayments of the revolving credit facility and the mortgage loan facility, as well as the payment of capital lease obligations. Net cash of $181,000 was used in financing activities in fiscal 1998 primarily as a result of the repayment of the Company's mortgage loan facility and the payment of capital lease obligations which, combined, exceeded the net borrowings from the Company's revolving credit facilities. Net cash of $2,256,000 was used in financing activities in fiscal 1997 primarily as a result of a net repayment of the Company's revolving credit facility which exceeded the net borrowings from the Company's mortgage loan and term loan facilities.

In fiscal 2000, the Company plans to spend approximately $8.7 million on capital expenditures, most of which will be used to open new stores, remodel, re-fixture, expand and relocate existing stores, and invest in information technology. The Company's liquidity requirements in the foreseeable future are expected to be met principally through cash provided by operations and the use of its credit facilities. If deemed by management to be in the best interest of the Company, additional long-term debt, equity, capital leases or other permanent financing may be considered.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit facility for fiscal 1999 and fiscal 1998 would have decreased pre-tax income by approximately $97,000 and $132,000 for the respective time periods. Due to the fixed-rate nature of the mortgage loan agreement, a hypothetical 100 basis point adverse change (decrease) in interest rates would have increased the estimated fair value of the Company's mortgage loan agreement by approximately $543,000 and $627,000 at January 29, 2000 and January 30, 1999, respectively, but would have had no effect on the Company's results of operations or cash flows for fiscal 1999 and fiscal 1998.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," effective, as amended, for years beginning after June 15, 2000. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

Private Securities Litigation Reform Act of 1995

All  statements  contained  in this  Annual  Report  on Form  10-K as to  future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in fiscal 2000 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions and consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not the Company's merchandising strategy to offer alternative categories of merchandise at alternative price points will increase sales and operating results or increase and attract new customers; whether or not offering for sale new categories of merchandise including, but not limited to, menswear, will increase sales and operating results; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; whether or not the computer systems of the Company and its major suppliers will continue to function without disruptions due to the "Year 2000" issue; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk and Risk Management Policy" in Item 7.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have audited the accompanying consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (d). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2000 and January 30, 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
March 7, 2000


                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        January 29,          January 30,
                                                                                           2000                  1999
                                                                                     ------------------   -----------------
Assets

CURRENT ASSETS
  Cash and cash equivalents                                                         $        2,538,000   $         2,418,000
  Miscellaneous receivables, net of allowance for doubtful accounts
     of $94,000 (1999) and $80,000 (1998)                                                    1,867,000             1,526,000
  Merchandise inventories                                                                   44,125,000            45,639,000
  Federal and state income taxes receivable                                                  2,164,000             1,303,000
  Prepaid expenses                                                                           4,744,000             3,733,000
  Deferred income taxes                                                                      1,626,000               768,000
                                                                                     ------------------   -------------------
     TOTAL CURRENT ASSETS                                                                   57,064,000            55,387,000

PROPERTY AND EQUIPMENT, net                                                                 34,155,000            33,446,000

OTHER ASSETS                                                                                 4,736,000             3,994,000
                                                                                     ------------------   -------------------
                                                                                    $       95,955,000   $        92,827,000
                                                                                     ==================   ===================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Accounts payable                                                                  $       23,390,000   $        24,750,000
  Current portion of long-term debt and revolving credit facility                           11,352,000            11,998,000
  Accrued salaries and wages                                                                 2,056,000             3,118,000
  Accrued employee benefits                                                                  1,861,000             2,338,000
  Other accrued and sundry liabilities                                                       2,262,000             2,537,000
                                                                                     ------------------   -------------------
     TOTAL CURRENT LIABILITIES                                                              40,921,000            44,741,000
                                                                                     ------------------   -------------------

LONG-TERM DEBT                                                                               7,582,000             7,755,000
                                                                                     ------------------   -------------------
OTHER NONCURRENT LIABILITIES                                                                 2,851,000             2,914,000
                                                                                     ------------------   -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 - authorized and
     unissued  500,000 shares
  Common stock, par value $0.01 - authorized 35,000,000 shares;
     issued and outstanding 10,489,091 (1999) and 10,439,531 (1998) shares                    105,000               104,000
  Additional paid-in capital                                                               11,625,000            11,465,000
  Retained earnings                                                                        32,922,000            25,848,000
  Less:  unearned compensation - restricted stock awards                                      (51,000)                   --
                                                                                     ------------------   ------------------
                                                                                           44,601,000            37,417,000
                                                                                     ------------------   ------------------
                                                                                    $      95,955,000    $       92,827,000
                                                                                     ==================   ==================



See notes to consolidated financial statements


                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Fiscal Year Ended
                                                       --------------------------------------------------------------
                                                         January 29,           January 30,            January 31,
                                                             2000                 1999                    1998
                                                       -----------------    ------------------      -----------------

NET SALES                                            $      336,847,000   $       328,059,000     $      302,285,000
Cost of goods sold                                          215,731,000           211,893,000            201,901,000
                                                       -----------------    ------------------      -----------------
GROSS MARGIN                                                121,116,000           116,166,000            100,384,000

Selling, general and administrative expenses                 78,361,000            77,158,000             78,077,000
Restructuring (credit) charge                                        --              (385,000)             2,265,000
Store rent and related expenses                              27,711,000            26,653,000             26,415,000
Depreciation and amortization expense                         5,340,000             5,115,000              5,131,000
Interest expense                                              1,895,000             2,128,000              1,989,000
                                                       -----------------    ------------------      -----------------

                                                            113,307,000           110,669,000            113,877,000
                                                       -----------------    ------------------      -----------------

INCOME (LOSS) BEFORE INCOME TAXES                             7,809,000             5,497,000            (13,493,000)

Provision for (benefit from) income taxes                       735,000             1,114,000             (2,173,000)
                                                       -----------------    ------------------      -----------------

NET INCOME (LOSS)                                    $        7,074,000   $         4,383,000     $      (11,320,000)
                                                       =================    ==================      =================


NET INCOME (LOSS) PER COMMON SHARE -
    BASIC                                            $             0.68   $              0.42     $            (1.08)
                                                       =================    ==================      =================

NET INCOME (LOSS) PER COMMON SHARE -
    DILUTED                                          $             0.67   $              0.42     $            (1.08)
                                                       =================    ==================      =================

Weighted average number of common shares
    outstanding - basic                                      10,461,925            10,437,102             10,435,531
                                                       =================    ==================      =================

Weighted average number of common shares
    outstanding - diluted                                    10,579,852            10,493,816             10,435,531
                                                       =================    ==================      =================

See notes to consolidated financial statements


                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                   Restricted
                                             Common Stock         Additional                      Stock Awards-
                                         --------------------      Paid-in         Retained         Unearned
                                          Shares       Amount      Capital         Earnings       Compensation         Total
                                       ------------  ----------   ------------    ------------    -----------      ------------
Balance at February 1, 1997             10,435,531    $104,000    $11,453,000     $32,785,000             --       $44,342,000
     Net loss                                   --          --            --      (11,320,000)            --       (11,320,000)
                                       ------------  ----------   ------------    ------------    -----------      ------------
Balance at January 31, 1998             10,435,531     104,000     11,453,000      21,465,000             --        33,022,000
     Stock options exercised                 4,000          --         11,000              --             --            11,000
     Tax effect of options exercised            --          --          1,000              --             --             1,000
     Net income                                 --          --            --        4,383,000             --         4,383,000
                                       ------------   ---------   ------------    ------------    -----------      ------------
Balance at January 30, 1999             10,439,531     104,000     11,465,000      25,848,000             --        37,417,000
     Stock options exercised                29,560       1,000         80,000              --             --            81,000
     Tax effect of options exercised            --          --         20,000              --             --            20,000
     Awards of restricted stock             20,000          --         60,000              --     $  (60,000)               --
     Amortization of restricted stock           --          --             --              --          9,000             9,000
     Net income                                 --          --             --       7,074,000             --         7,074,000
                                       ------------   ---------   ------------    ------------    -----------      ------------
 Balance at January 29, 2000            10,489,091    $105,000    $11,625,000     $32,922,000     $  (51,000)      $44,601,000
                                       ============   =========   ============    ============    ===========      ============



See notes to consolidated financial statements



                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Fiscal Year Ended
                                                                          ---------------------------------------------------
                                                                            January 29,       January 30,       January 31,
                                                                               2000              1999              1998
                                                                          ----------------   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $      7,074,000   $    4,383,000    $  (11,320,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                          5,340,000        5,115,000         5,131,000
         Provision for supplemental post-retirement benefits                      109,000          113,000           128,000
         Deferred income taxes                                                   (816,000)        (768,000)        1,217,000
         Loss on disposal of property and equipment                               547,000           52,000         2,325,000
         Decrease in other noncurrent assets                                       59,000          276,000           382,000
         (Decrease) increase in other noncurrent liabilities                      (10,000)          18,000           435,000
         Changes in operating assets and liabilities:
             (Increase) decrease  in miscellaneous receivables and
                 prepaid expenses                                              (1,281,000)       1,039,000        (1,460,000)
             Decrease (increase) in merchandise inventories                     1,514,000      (10,131,000)       12,863,000
             (Increase) decrease in federal and state income taxes
                 receivable                                                      (841,000)       3,335,000          (400,000)
             (Decrease) increase in accounts payable and other
                 liabilities                                                   (3,218,000)         491,000          (641,000)
                                                                          ----------------   --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       8,477,000        3,923,000         8,660,000
                                                                          ----------------   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                        (5,981,000)      (2,438,000)       (6,346,000)
    Purchases of other noncurrent assets                                         (930,000)        (782,000)         (564,000)
    (Issuance of) repayment of related party loans                                (70,000)          69,000          (224,000)
                                                                          ----------------   --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                          (6,981,000)      (3,151,000)       (7,134,000)
                                                                          ----------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) net borrowings from revolving credit facility                   (659,000)         321,000        (3,469,000)
  Proceeds from long term debt borrowings                                              --               --         9,572,000
  Repayment of long term debt                                                    (160,000)        (147,000)       (7,957,000)
  Debt financing costs incurred                                                   (78,000)         (42,000)         (259,000)
  Decrease in amount due to related parties                                      (178,000)         (98,000)          (47,000)
  Payment of capital lease obligations                                           (382,000)        (226,000)          (96,000)
  Proceeds from exercise of stock options                                          81,000           11,000                --
                                                                          ----------------   --------------    --------------
NET CASH USED IN FINANCING ACTIVITIES                                          (1,376,000)        (181,000)       (2,256,000)
                                                                          ----------------   --------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  120,000          591,000          (730,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF FISCAL YEAR                           2,418,000        1,827,000         2,557,000
                                                                          ----------------   --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF  FISCAL YEAR                         $      2,538,000   $    2,418,000    $    1,827,000
                                                                          ================   ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                          $      1,758,000   $    2,121,000    $    1,766,000
  Income taxes paid                                                             2,388,000          677,000            86,000
  Noncash financing activities - capital leases                                   506,000          106,000           537,000
  Issuance of restricted stock awards                                              60,000               --                --

See notes to consolidated financial statements


ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 29, 2000

NOTE A - Operations and Summary of Significant Accounting Policies

Business: One Price Clothing Stores, Inc. and subsidiaries (the "Company") operates a chain of off-price specialty retail stores offering a wide variety of first quality, contemporary, in-season apparel and accessories for the entire family. Accordingly, the Company operates in one business segment. Prior to fiscal 1997, this merchandise was offered at the uniform retail price of $7. The Company currently offers most of its merchandise at or below a base price of $8 and offers certain additional categories and styles at prices higher than $8 when such merchandise is clearly desired by the Company's customers. Such higher priced merchandise is currently offered at prices up to $15. At January 29, 2000, the Company operated 636 stores in 27 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Fiscal Year: The Company's fiscal year ends on the Saturday nearest January 31. All periods presented herein consist of 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made in the preparation of these financial statements include the Company's allowance for doubtful accounts, reserves for inventory, accrual for workers' compensation and accrual for group health insurance.

Comprehensive Income: The Company is required to disclose within the basic financial statements items of comprehensive income, such as foreign currency transactions and unrealized gains and losses on available-for-sale securities. Because the Company has no items which qualify as comprehensive income, there was no difference between comprehensive income (loss) and net income (loss) for fiscal 1999, 1998 and 1997, respectively.

Fair Value of Financial Instruments: The estimated fair values of the Company's financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and the Company's revolving credit facility, approximate their carrying values at January 29, 2000 and January 30, 1999, due to their short-term nature or variable interest rates. The fair value of the Company's mortgage loan (see Note B) at January 29, 2000 and January 30, 1999 is calculated based on discounted cash flows using the estimated currently available borrowing rate.

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

Income Taxes: Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Purchased and Internally Developed Software:  Purchased and internally developed
software  is   included in other  assets and  is  amortized  over its  estimated useful life of 5 years using the straight-line method.

Store Closing and Impairment Costs: At the time management commits to close a store, a provision is made for any remaining store lease obligation after closing or penalty, if any, to cancel the lease obligation. The Company evaluates whether assets, largely store leasehold improvements and fixtures and equipment, may be impaired based on store lease termination and renewal decisions and estimated undiscounted future cash flows of the individual stores. For stores which are determined to be impaired, leasehold improvements and fixtures and equipment are written down based upon management's estimate of recoverability.

Revenue Recognition: Revenues from retail sales are recognized at the time of the sale. An estimate for merchandise returns is recorded in the period that the merchandise is sold.

Store Preopening Costs: Costs associated with the opening of new stores are expensed as incurred.

Advertising and Promotional Costs: Advertising and promotional costs are expensed when incurred. Such expenses were $887,000, $623,000 and $592,000 in fiscal 1999, 1998 and 1997, respectively.

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

Reclassifications:   Certain  amounts  included  in  prior  periods'   financial
statements have been reclassified to conform to the fiscal 1999 presentation.

Effect of New Accounting Pronouncements: The Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective, as amended, for years beginning after June 15, 2000. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

NOTE B - Credit Facilities

The Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through March 2001. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.25% or the Adjusted Eurodollar Rate, as defined, plus 2.0%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At January 29, 2000, the Company had approximately $10.4 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

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

The maximum and average amounts outstanding during fiscal 1999 and 1998 and amounts outstanding at the end of such periods for the revolving credit facility are presented as follows:

                                                Fiscal Year Ended
                                        ------------------------------------
                                            January 29,        January 30,
                                                2000                1999
                                           -------------     --------------
Revolving Credit Facility:
     Maximum amounts outstanding            $19,456,000        $20,832,000
     Average amounts outstanding              9,737,000         13,152,000
     Outstanding at period end               11,179,000         11,838,000


The Company also has an agreement, as amended, with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 2000 or termination of the Company's revolving credit facility with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The amended agreement sets the Company's minimum net worth requirement at the same level as that required by the Company's primary lender under the revolving credit agreement. The agreement, as amended, contains certain restrictive covenants, which are substantially the same as those within the Company's amended revolving credit facility discussed above.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Such secured real property had a net book value of $13.7 million at January 29, 2000. The mortgage loan, which had a balance of $7,755,000 at January 29, 2000, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

Annual maturities of the mortgage loan are as follows:

                 Fiscal Year                                           Amount
                 -----------                                         ---------
                 2000                                                $ 173,000
                 2001                                                  192,000
                 2002                                                  210,000
                 2003                                                  231,000
                 2004                                                  251,000
                 Thereafter                                          6,698,000
                                                                     ---------
                 Total                                              $7,755,000
                                                                    ==========


The fair value of the Company's outstanding mortgage obligation at January 29, 2000 and January 30, 1999 was $7,851,000 and $8,458,000, respectively. Fair value is determined based on discounted cash flows using the Company's estimated currently available borrowing rate.

The Company's weighted average interest rate for all borrowings was 8.2% and 8.6% in fiscal 1999 and fiscal 1998, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $4,375,000 and $6,613,000 at January 29, 2000 and January 30, 1999, respectively.


NOTE C - Property and Equipment
                                                  January 29,                 January 30,
                                                     2000                        1999
                                                ----------------           ----------------
   Land                                            $    914,000              $    914,000
   Land improvements                                    494,000                   494,000
   Buildings                                         16,061,000                16,061,000
   Leasehold improvements                            17,259,000                14,682,000
   Fixtures and equipment                            32,281,000                29,933,000
                                                    ------------              ------------
                                                     67,009,000                62,084,000
   Less accumulated depreciation                    (32,854,000)              (28,638,000)
                                                    ------------              ------------
                                                   $ 34,155,000              $ 33,446,000
                                                    ============              ============

NOTE D - Income Taxes

The provision for (benefit from) income taxes consists of the following:

                                                                         Fiscal Year Ended

                                                         ---------------------------------------------------
                                                          January 29,      January 30,       January 31,
                                                              2000             1999              1998
                                                         ---------------  ---------------  -----------------
Current:
  Federal                                                   $ 1,107,000    $ 1,416,000      $(3,670,000)
  State and local                                               283,000        371,000          280,000
  Puerto Rico                                                        --             --               --
  U.S. Virgin Islands                                           161,000         95,000               --
Deferred:
  Federal                                                        66,000       (684,000)         616,000
  State and local                                              (825,000)       (84,000)         447,000
  Puerto Rico                                                   (57,000)            --          154,000
                                                            ------------   ------------     ------------
Total provision for (benefit from) income taxes             $   735,000    $ 1,114,000      $(2,173,000)
                                                            ============   ============     ============

A reconciliation of the statutory federal income tax rate to the annual effective income tax rate follows:

                                                                                 Fiscal Year Ended
                                                              ---------------------------------------------------------
                                                                January 29,         January 30,         January 31,
                                                                    2000               1999                 1998
                                                              -----------------   ----------------    -----------------
Federal income tax (benefit) at statutory rate                       35.0%              35.0%              (35.0)%
State and local income tax (benefit), net of federal tax              2.7                4.4                (2.7)
Higher Puerto Rico / U.S. Virgin Islands tax rates                    1.7                 --                  --
Puerto Rico net operating loss                                         --               (2.3)                 --
Tax benefit from federal jobs credits                                (2.3)              (3.9)               (0.4)
Change in valuation allowance                                       (28.0)             (11.1)               20.8
Other, net                                                            0.3               (1.8)                1.2
                                                                  ---------          ---------           ----------
Effective income tax (benefit) rate                                   9.4%              20.3%              (16.1)%
                                                                  =========          =========           ==========


Presented below are the elements which comprise deferred income tax assets and liabilities:

                                                                  January 29,              January 30,
                                                                      2000                     1999
                                                            ---------------------------------------------------
Gross deferred income tax assets:
  Accrued employee benefits deductible for tax
    purposes when paid                                     $         782,000          $       857,000
  Excess of tax over financial statement basis of
    inventory                                                        145,000                  346,000
  Accrued retirement benefits deductible for tax
    purposes when paid                                               509,000                  536,000
  Accrued store closing and restructuring costs
    deductible for tax purposes when paid                            273,000                  299,000
  State and local net operating loss and credit
    carryforwards                                                    711,000                  779,000
  Puerto Rico/U.S. Virgin Islands net operating loss
    carryforwards                                                     57,000                1,175,000
  Other                                                              328,000                  540,000
                                                           ---------------------      -------------------
     Gross deferred income tax assets                              2,805,000                4,532,000
  Valuation allowance                                                     --               (2,188,000)
                                                           ---------------------      -------------------
                                                                   2,805,000                2,344,000
Gross deferred income tax liabilities:
  Excess of financial statement over tax basis of
     property and equipment                                       (1,221,000)              (1,576,000)
                                                           ---------------------      --------------------
Net deferred income tax asset                              $       1,584,000         $        768,000
                                                           ====================       =================


As a result of operating losses in fiscal 1995 through 1997, the Company established valuation allowances for all of its net deferred tax assets due to the uncertainty of their realization. The valuation allowance was reduced by $968,000 in fiscal 1998 as the Company had returned to profitable operations and was able to utilize significant amounts of its net operating loss carryforwards for income tax purposes in that year. As profitable operations have continued through fiscal 1999, the Company reduced the valuation allowance by $2,188,000 as management believes that it is now more likely than not that the Company's net deferred tax assets will be realized. As of January 29, 2000, no valuation allowance remains.

At January 29, 2000 the Company had net operating loss and credit carryforwards for state income tax purposes aggregating approximately $711,000 of income tax (net operating losses of $5,672,000 and tax credits of $327,000) and Puerto Rico net operating loss carryforwards aggregating $57,000 of income tax (net operating losses of $146,000). The carryforwards expire at various times between 2002 and 2012.

The net deferred income tax asset is recorded in the  accompanying  Consolidated
Balance Sheets as follows:
                                                January 29,            January 30,
                                                   2000                   1999
                                             --------------          -------------
Current deferred income tax asset            $  1,626,000            $   768,000
Other noncurrent liabilities                      (42,000)                    --
                                             --------------          -------------
Net deferred income tax asset                $  1,584,000            $   768,000
                                             ==============          =============

NOTE E - Commitments and Contingencies

From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions presently pending, even if decided adversely, would have a material adverse effect on its financial position, results of operations or cash flows.

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

Future  minimum  rental  commitments  as of January 29, 2000 for  noncancellable
leases   (including   those  which  may  qualify  for  early   termination)  are
approximately as follows:

                 Fiscal Year                        Stores                 Other               Total
                                                -----------           -----------         -----------
                    2000                        $22,647,000           $ 1,593,000         $24,240,000
                    2001                         18,818,000               612,000          19,430,000
                    2002                         15,532,000               244,000          15,776,000
                    2003                         10,464,000                91,000          10,555,000
                    2004                          7,122,000                38,000           7,160,000
                    Thereafter                   12,793,000                24,000          12,817,000
                                                -----------           -----------         -----------
                    Total                       $87,376,000           $ 2,602,000         $89,978,000
                                                ===========           ===========         ===========

Total rental expense for operating leases was as follows:
                                                                  Fiscal Year Ended
                                           --------------------------------------------------------------
                                               January 29,           January 30,          January 31,
                                                   2000                  1999                 1998
                                               -------------         -------------      ---------------

      Minimum rentals                          $23,936,000           $23,060,000        $23,244,000
      Contingent rentals                         5,540,000             5,262,000          4,932,000
                                               -----------           -----------        -----------
                                               $29,476,000           $28,322,000        $28,176,000
                                               ===========           ===========        ===========

The Company's capital leases for certain office equipment and computer software were calculated using interest rates appropriate at the inception of each lease. Gross amounts of such capital lease assets were $1,386,000 and $880,000 at January 29, 2000 and January 30, 1999, respectively. Accumulated amortization amounts of such capital lease assets were $571,000 and $285,000 at January 29, 2000 and January 30, 1999, respectively. The net amount of these capital lease assets is included in other assets on the Consolidated Balance Sheets. Future minimum lease payments for capitalized lease obligations as of January 29, 2000 were as follows:

                     Fiscal Year:
                     2000                                             $ 419,000
                     2001                                               268,000
                     2002                                                46,000
                                                                      ----------
                     Total minimum obligations                          733,000
                     Less interest                                      (61,000)
                                                                      ----------
                     Present value of net minimum obligations           672,000
                     Less current portion                              (262,000)
                                                                      ----------
                     Long-term obligation at January 29, 2000         $ 410,000
                                                                      ==========

The current portion of the capital lease obligation is included in other accrued and sundry liabilities, and the long-term obligation is included in other noncurrent liabilities on the Consolidated Balance Sheets.

NOTE F - Employee Benefits

Stock Option Plans: The Company has three stock option plans (the "1991 Plan," the "1988 Plan" and the "1987 Plan") which provide for grants to certain officers and key employees of options to purchase shares of common stock of the Company. Options granted under the three stock option plans expire ten years from the date of grant and have been granted at prices not less than the fair market value at the date of grant. All unissued options under the 1987 Plan and 1988 Plan have been retired. Options canceled under the 1991 Plan are available for reissuance. Effective March 1999, the Company's Board of Directors amended the 1991 Plan to increase the number of shares of common stock available for issuance by 500,000. The amendment also provides for a reserve of up to 50,000 shares of restricted stock to be awarded from the total number of shares issuable under the 1991 Plan. At January 29, 2000, a total of 428,000 shares of common stock were reserved for issuance under the 1991 Plan.

The Company has a Non-Employee Director Stock Option Plan (the "1995 Plan") which provides for annual grants to non-employee members of the Board of Directors. Such grants are immediately exercisable on the date of grant and expire ten years from the date of grant. Effective March 1999, the Company's Board of Directors amended the 1995 Plan to increase the number of shares of common stock available for issuance by 125,000. The amendment also provides for a reserve of up to 75,000 shares of restricted stock from the total number of shares issuable under the plan. At January 29, 2000, 95,000 shares of common stock were reserved for issuance under the 1995 Plan.

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

Effective April 1999, the Company's Board of Directors approved a special stock option grant for 40,000 shares at the exercise price of $4.47 per share (fair market value at the time of grant) to its Senior Vice President and Chief Financial Officer. The shares vest ratably over four years. The options expire ten years from the date of the grant.

A summary of the activity in the Company's stock options is presented below:

                                                Fiscal 1999                Fiscal 1998                Fiscal 1997
                                           --------------------------------------------------------------------------
                                                         Weighted                   Weighted                 Weighted
                                            Number        Average       Number       Average      Number      Average
                                              of         Exercise         of        Exercise        of       Exercise
                                            Shares         Price        Shares        Price       Shares       Price
                                         ----------      --------    ----------     --------   ----------    --------

Outstanding at beginning of period       1,115,173         $4.35       909,796        $5.47      555,845       $6.79
Options granted                            300,050         $4.20       408,025        $2.88      510,250       $3.93
Options exercised                          (28,310)        $2.66        (4,000)       $2.75           --          --
Options cancelled                          (69,499)        $3.76      (198,648)       $6.47     (156,119)      $5.13
                                         ----------                  ----------                ----------
Outstanding at end of period             1,317,414         $4.38     1,115,173        $4.35      909,796       $5.47
                                         ==========                  ==========                ==========

Exercisable at end of period                694,984                    458,465                   370,706
                                         ==========                  ==========                ==========

Weighted average fair value of
options granted during the period
(see below)                                                $1.97                      $1.20                    $1.94



The following table summarizes information about stock options outstanding at January 29, 2000:

                                                        Options Outstanding                     Options Exercisable
                                              --------------------------------------        ----------------------------
                                                              Weighted
                                                 Number        Average        Weighted                       Weighted
                Range of                           of         Remaining        Average        Number          Average
                Exercise                         Shares      Contractual      Exercise          of           Exercise
                 Prices                       Outstanding    Life (Years)       Price         Shares           Price
           -----------------------            -----------    ------------   ------------    ---------       -------------

           $   1.56 to  $  3.56                   397,900         8.2         $  2.79        160,869         $    2.58
           $   3.59 to  $  4.00                   134,375         8.5         $  3.83         84,976         $    3.78
           $               4.13                   402,940         7.1         $  4.13        240,340         $    4.13
           $   4.19 to  $  4.50                   194,400         9.0         $  4.41         65,600         $    4.48
           $   4.59 to  $ 14.92                   169,799         3.3         $  7.78        125,199         $    8.77
           $              17.25                    18,000         4.1         $ 17.25         18,000         $   17.25
                                                ---------                                   --------
                                                1,317,414         7.3         $  4.38        694,984         $    4.94
                                                =========                                   ========

The Company applies the principles of Accounting Principles Board ("APB") Opinion 25 in accounting for employee stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined on the basis of SFAS 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal years presented. The total fair value of stock options granted was estimated at $592,000, $490,000 and $990,000 for the fiscal years ended January 29, 2000,
January 30, 1999 and January 31, 1998, respectively, based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for stock options granted: risk-free interest rates of approximately 5.2%, 5.4% and 6.0% for fiscal 1999, 1998 and 1997, respectively; an expected life of approximately one year from the vest date for fiscal 1999, 1998 and 1997; and 65%, 60% and 65% expected volatility for fiscal 1999, 1998 and 1997, respectively. The expected life of the stock options granted and the stock price volatility during the expected life of the options were estimated based upon historical experience and management's expectations. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been impacted as indicated in the proforma amounts below:

                                                                                      Fiscal Year Ended
                                                                     -----------------------------------------------------
                                                                      January 29,       January 30,          January 31,
                                                                         2000              1999                 1998
                                                                     ------------      ------------        --------------

   Net income (loss)                                  Actual          $7,074,000        $4,383,000          $(11,320,000)
                                                                      ===========        ==========         =============
                                                      Proforma        $6,793,000        $3,973,000          $(11,805,000)
                                                                      ===========       ===========         =============
   Net income (loss) per common share - diluted       Actual          $     0.67        $     0.42          $      (1.08)
                                                                      ===========       ===========         =============
                                                      Proforma        $     0.64        $     0.38          $      (1.13)
                                                                      ===========       ===========         =============

Restricted Stock Plans: Effective March 1999, the Company's Board of Directors amended its 1991 Plan to provide for a reserve of up to 50,000 shares of restricted stock to be awarded from the total number of shares available under the plan. For the year ended January 29, 2000, the Company awarded 15,000 shares of common stock which had a fair value at the date of the grant of $41,000. Sale of the stock awarded is restricted for three years from the date of grant contingent upon continuity of service. Compensation under the 1991 Plan is charged to earnings over the restriction period and amounted to $2,000 in fiscal 1999. At January 29, 2000, 35,000 shares were available for issuance.

Effective March 1999, the Company's Board of Directors amended its 1995 Plan to provide for a reserve of up to 75,000 shares of restricted stock to be awarded from the total number of shares issuable under the 1995 Plan. For the year ended January 29, 2000, the Company awarded 5,000 shares of common stock which had a fair value at the date of grant of $19,000. Sale of the stock awarded is restricted for eight months from the date of grant contingent upon continuity of service. Compensation under the plan is charged to earnings over the restriction period and amounted to $7,000 in fiscal 1999. At January 29, 2000, 70,000 shares were available for issuance.

Retirement Plan: The Company has a 401(k) and profit-sharing plan, the One Price Clothing Stores, Inc. Retirement Plan (the "Plan"). All employees in the United States who are 21 years of age or older with at least one year of service are eligible to participate in the Plan. The Company currently matches 50% of each participant's contribution with a maximum match of 2.5% of the participant's base compensation. In addition, the Company may make an annual discretionary contribution on behalf of the participants; no such discretionary contributions have been made by the Company. Employer matches (approximately $321,000, $307,000 and $306,000 in fiscal 1999, 1998 and 1997, respectively) vest ratably over five years.

Deferred Compensation Plans: Effective January 2000, the Company established a Deferred Compensation Plan for employees that allows eligible participants, as defined by the Plan, to enhance their retirement security by deferring compensation in order to receive benefits at retirement, death, separation of service, or as otherwise provided by the Plan. Eligible participants may elect to defer an amount of up to 15% of the participant's compensation less the participant's 401(k) contributions. The Company currently matches 50% of each participant's contribution with a maximum match of 2.5% of the participant's base compensation, less amounts matched under the 401(k) plan. Employer matches vest ratably over five years, and no such matches have yet been made by the Company.

Effective January 2000, the Company established a Deferred Compensation Plan for Non-Employee Directors that allows eligible Directors, as defined by the Plan, to enhance their retirement security by deferring compensation in order to receive benefits at cessation of membership on the Company's Board of Directors, death, or as otherwise provided by the Plan. Eligible Directors may each elect to defer any percentage or amount of their Director's compensation not exceeding $30,000.

Stock Purchase Plan: The Company has an employee Stock Purchase Plan that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at prevailing market prices. All full-time associates who are 18 years of age or older with at least six months of service are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan provides that participants may authorize the Company to withhold from net earnings and deposit such amounts with an independent custodian. The custodian purchases common stock of the Company at prevailing market prices and distributes the shares purchased to the participants upon request. The Company pays expenses associated with the purchases of the common stock and administration of the Stock Purchase Plan.

Shareholders' Rights Plan: The Company has a Shareholders' Rights Plan which expires in November 2004. Each shareholder is entitled to one Right (as defined) for each share of common stock held on such date. Each Right entitles the registered holder to purchase from the Company one half share of common stock at a specified price. The Rights become exercisable only upon the occurrence of certain conditions set forth in the Shareholders' Rights Plan relating to, among other things, the acquisition of 20% or more of the outstanding shares of common stock. There were no rights issued or outstanding under the Shareholders' Rights Plan in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

NOTE G - Related Party Transactions

The Company has a deferred compensation agreement with its President and Chief Executive Officer. The agreement provides for 120 consecutive monthly payments of $5,000 (including interest) beginning upon the date of retirement, contingent upon completion of at least six years of employment. Approximately $63,000, $57,000 and $40,000 of the total present value of the obligation was charged to selling, general and administrative expense in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Approximately $160,000 and $97,000 is included in other noncurrent liabilities at January 29, 2000 and January 30, 1999, respectively. The remaining portion of the total present value of the obligation, approximately $246,000 at January 29, 2000, will be fully accrued by May 2003, six years after commencement of employment.

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

During fiscal 1999, the Company entered into a loan agreement of $70,000 with its Senior Vice President and Chief Financial Officer. The terms of the loan require that the balance of the loan, including principal and the accrued interest, be payable to the Company within 30 days after the sale of a certain real property asset or by April 12, 2000, whichever occurs first. Approximately $74,000 was included in accounts receivable at January 29, 2000 under this agreement.

The Company also has a deferred compensation agreement with its former Chairman of the Board of Directors. The agreement provides for 120 consecutive monthly payments of $13,750 (including interest) beginning upon the earlier of the date of retirement or death. When the Company entered into the agreement in fiscal 1996, the estimated present value of the obligation, $970,000, was charged to selling, general and administrative expenses. Approximately $55,000 and $60,000 in interest was added to the net present value of the obligation and charged to selling, general and administrative expenses in fiscal 1998 and fiscal 1997, respectively. During the summer of fiscal 1998, the former Chairman of the Board of Directors retired. Accordingly, $91,000 and $64,000 in interest, as part of the monthly payments, was charged to selling, general and administrative expenses in fiscal 1999 and fiscal 1998, respectively. Approximately $81,000 and $883,000 is included in current liabilities and other noncurrent liabilities, respectively, at January 29, 2000 for this deferred compensation liability. Approximately $74,000 and $965,000 was included in current liabilities and other noncurrent liabilities, respectively, at January 30, 1999.

In addition, the Company has a deferred compensation agreement with a former executive officer who also served as a member of the Company's Board of
Directors through June 1999. The agreement provides for monthly payments of $6,250 (including interest) through July 2002. Approximately $18,000, $23,000 and $27,000 in interest was charged to selling, general and administrative expenses in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Approximately $62,000 and $105,000 is included in current liabilities and other noncurrent liabilities, respectively, at January 29, 2000 for this deferred compensation liability. Approximately $57,000 and $167,000 was included in current liabilities and other noncurrent liabilities, respectively, at January 30, 1999 for this deferred compensation liability.

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

                                                                                      Fiscal Year Ended
                                                                     ---------------------------------------------------
                                                                       January 29,        January 30,       January 31,
                                                                           2000               1999             1998
                                                                     ---------------    ---------------   --------------
  Weighted average number of common shares
   outstanding - basic                                                    10,461,925         10,437,102       10,435,531

  Net effect of dilutive stock options based on the treasury
    stock method using the average market price                              117,927             56,714               --
                                                                      ---------------    ---------------   --------------

  Weighted average number of common shares
    outstanding - diluted                                                 10,579,852         10,493,816       10,435,531
                                                                      ===============    ===============   ==============


  Stock options of 715,028, 789,402 and 759,546 for the fiscal years ending January 29, 2000, January 30, 1999 and January 31, 1998, respectively, were excluded because such options were antidilutive.

  NOTE I - Quarterly Results (Unaudited)

  The following is a summary of quarterly (13 weeks) operations for the fiscal years ended January 29, 2000 and January 30, 1999 (in thousands except per share data).

                                                                             Fiscal 1999 Quarters Ended
                                                           ----------------------------------------------------------------
                                                              May 1,          July 31,       October 30,      January 29,
                                                               1999             1999            1999             2000
                                                           ----------------------------------------------------------------

       Net sales                                              $87,113         $97,905           $70,428       $81,401
       Gross margin                                            32,450          35,444            25,127        28,095
       Net income (loss)                                        3,099           4,397            (1,168)          746
       Net income (loss) per common share - diluted              0.29            0.41             (0.11)         0.07

                                                                             Fiscal 1998 Quarters Ended
                                                           ----------------------------------------------------------------
                                                              May 2,          August 1,      October 31,      January 30,
                                                               1998             1998            1998             1999
                                                           ----------------------------------------------------------------

       Net sales                                              $82,513         $95,786           $69,732       $80,028
       Gross margin                                            30,621          34,510            24,236        26,799
       Net income (loss)                                        2,045           3,517            (1,716)          537
       Net income (loss) per common share - diluted              0.20            0.33             (0.16)         0.05


  Net income in the third and fourth quarters of fiscal 1999 was increased by $734,000 and $988,000, or $0.07 and $0.09 per diluted share, respectively, as a result of adjustments to the estimated effective income tax rate used in previous quarters within fiscal 1999. Net income in the fourth quarter of fiscal 1999 was also increased by a $340,000 or $0.03 per diluted share adjustment to match the Company's workers' compensation liability with the annual actuarial estimate.

  Net income in the fourth quarter of fiscal 1998 was increased by $968,000, or $0.09 per diluted share, as a result of adjustments to the estimated effective income tax rate used in previous quarters within fiscal 1998.

  NOTE J - Effect of Restructuring

  In response to lower than expected operating results, the Company announced a restructuring plan during the fourth quarter of fiscal 1997. The plan included initiatives designed to return the Company to profitability by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores were operating profitably. Under the plan, the Company estimated that it would close approximately 75 low-volume, underperforming stores and eliminate approximately 300 positions. The Company recorded a one-time charge of $2,265,000 during the fourth quarter of fiscal 1997 to cover costs associated with the plan. The total charge included costs to close stores, such as the noncash write-off of fixed assets and store supplies of $1,378,000, lease buyouts of approximately $398,000, and employee severance costs, outplacement costs and other miscellaneous expenses of approximately $489,000.

  A substantial number of the stores identified for closing under the restructuring plan were closed by January 30, 1999. Certain of these stores were no longer under consideration for closing during fiscal 1998 due to a significant improvement in performance since the announcement of the plan. As a result, during the fourth quarter of fiscal 1998, the Company recorded a favorable adjustment to pre-tax income of $385,000 to reverse the estimated cost, recorded in fiscal 1997, of closing these stores.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                 None

  PART III

  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Effective February 29, 2000, Warren Flick resigned his position as a member of the Board of Directors of the Company for personal reasons and without disagreement with the Company regarding the Company's operations, policies or procedures.

  Effective March 6, 2000, Renee M. Love was appointed to the Company's Board of Directors.

  The remaining information required under this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held June 7, 2000.

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

  PART IV

  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1.   Financial Statements

           The following financial statements of One Price Clothing Stores, Inc. are included in Part II, Item 8:

                    Independent Auditors' Report

                    Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999

                    Consolidated Statements of Operations for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998

                    Consolidated Statements of Shareholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998

                    Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998

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

  (a) 3. Exhibits, including those incorporated by reference (in accordance with Item 601 of Regulation S-K)

           Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on Page 35 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ONE PRICE CLOTHING STORES, INC.

Date:  April 26, 2000                      /s/ Larry I. Kelley
                                           -------------------
                                           Larry I. Kelley

                                           President and Chief Executive Officer
                                           (principal executive officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 26, 2000                      /s/ Leonard M. Snyder
                                           ---------------------
                                           Leonard M. Snyder
                                           Chairman of the Board of Directors

Date:  April 26, 2000                      /s/ Larry I. Kelley
                                           -------------------
                                           Larry I. Kelley
                                           President and Chief Executive Officer
                                           (principal executive officer)

Date:  April 26, 2000                      /s/ H. Dane Reynolds
                                           --------------------
                                           H. Dane Reynolds
                                           Senior Vice  President  and Chief
                                           Financial   Officer    (principal
                                           financial  officer and  principal
                                           accounting officer)

Date:  April 26, 2000                      /s/ Laurie M. Shahon
                                           --------------------
                                           Laurie M. Shahon
                                           Director

Date:  April 26, 2000                      /s/ Malcolm L. Sherman
                                           ----------------------
                                           Malcolm L. Sherman
                                           Director

Date:  April 26, 2000                      /s/ James M. Shoemaker, Jr.
                                           ---------------------------
                                           James M. Shoemaker, Jr.
                                           Director

Date:  April 26, 2000                      /s/ Allan Tofias
                                           ----------------
                                           Allan Tofias
                                           Director

Date: April 26, 2000                       /s/ Renee M. Love
                                           -----------------
                                           Renee M. Love
                                           Director


                         ONE PRICE CLOTHING STORES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


          COL. A                  COL. B                           COL. C                          COL. D           COL. E
 ------------------------- ---------------------- ------------------------------------------ ------------------- --------------


       DESCRIPTION                                                ADDITIONS
                           Balance at             Charged to                   Charged       Deduction -         Balance
                           Beginning of           Cost &                       to Other-     Describe (1)        at End of
                           Period                 Expenses                     Describe                          Period
 ------------------------- ---------------------- ------------------------------------------ ------------------- --------------


  FISCAL YEAR ENDED
  JANUARY 29, 2000

  Allowance for
  doubtful accounts        $    80,000            $   248,000                                $   234,000         $    94,000
                           ===========            ===========                                ===========         ===========


  FISCAL YEAR ENDED
  JANUARY 30, 1999

  Allowance for
  doubtful accounts        $   196,000            $    130,000                               $   246,000         $    80,000
                           ===========            ============                               ===========         ===========


  FISCAL YEAR ENDED
  JANUARY 31, 1998

  Allowance for
  doubtful accounts        $   144,000            $    432,000                               $   380,000         $   196,000
                           ===========            ============                               ===========         ===========


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

3(b) Restated By-Laws of the Registrant, as of July 22, 1992 and amended as of July 20, 1994, March 14, 1996 and April 29,
                  1998: Incorporated by reference to Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998 (File No. 0-15385) ("the April 1998 Form
                  10-Q").

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

4(d)              Loan and Security Agreement by and between Congress  Financial  Corporation
                  (Southern) as Lender and the  Registrant  and One Price  Clothing of Puerto
                  Rico, Inc. as Borrowers dated March 25, 1996:  Incorporated by reference to exhibit of same number to the  Registrant's  Annual Report on Form 10-K for the year ended December 30, 1995 (File No. 0-15385).

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

4(d)(3)           Amendment Number Three to the Loan and Security Agreement by and between
                  Congress Financial Corporation (Southern) as Lender and the Registrant, One
                  Price Clothing of Puerto Rico,  Inc. and One Price  Clothing - U.S.  Virgin
                  Islands,  Inc. as  Borrowers  dated  February  19,  1998:  Incorporated  by reference to exhibit of the same number to the  Registrant's  Annual Report on Form 10-K for the year ended January 31, 1998 (File No.  0-15385)  ("the
                  1997 Form 10-K").

4(d)(4)           Amendment Number Four to the Loan and Security  Agreement by and between
                  Congress Financial Corporation (Southern) as Lender and the Registrant, One
                  Price Clothing Stores,  Inc. of Puerto Rico and One Price Clothing Stores -
                  U.S. Virgin Islands, Inc. as Borrowers dated January 31, 1999: Incorporated by  reference  to exhibit  of the same  number to the  Registrant's  Annual
                  Report on Form 10-K for the year ended January 30, 1999 (File No.  0-15385)
                  ("the 1998 Form 10-K").

4(d)(5)+          Amendment Number Five to the Loan and Security Agreement by and between
                  Congress Financial Corporation (Southern) as Lender and the Registrant, One
                  Price  Clothing  Stores,  Inc. of Puerto Rico and One Price Clothing - U.S.
                  Virgin Islands, Inc. as Borrowers dated February 23, 2000.

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

4(g)(3)           Amendment Number Three to the Continuing  Commercial Credit Agreement by
                  and between  Carolina  First Bank as Lender and the  Registrant,  One Price
                  Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands,
                  Inc. as  Borrowers  dated  November 5, 1998:  Incorporated  by reference to
                  Exhibit  10(c) to the  Registrant's  Quarterly  Report on Form 10-Q for the
                  quarter ended October 31, 1998 (File No. 0-15385).

4(g)(4)           Amendment Number Four to the Continuing  Commercial  Credit Agreement by
                  and between  Carolina  First Bank as Lender and the  Registrant,  One Price
                  Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands,
                  Inc. as  Borrowers  dated March 31,  1999:  Incorporated  by  reference  to exhibit of the same number to the 1998 Form 10-K.

4(g)(5)+          Amendment Number Five to the Continuing  Commercial Credit Agreement by
                  and between  Carolina  First Bank as Lender and the  Registrant,  One Price
                  Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands,
                  Inc. as Borrowers dated February 23, 2000.

4(h)              The Company hereby agrees to furnish to the Commission  upon request of the
                  Commission a copy of any  instrument  with  respect to  long-term  debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.



 Material Contracts:

10(a)*            Stock Option Plan of the  Registrant  dated February 20, 1987 and related forms of Incentive and Non-qualified Stock Option Agreements:  Incorporated by reference to Exhibit 10(d) to the S-1.

10(b)*            Stock Option Plan of the  Registrant  dated December 12, 1988 and related forms of Incentive and Non-qualified Stock Option Agreements:  Incorporated by reference to Exhibit  10(a) to the  Registrant's  Annual  Report on Form
                  10-K for the year ended  December  31, 1998 (File No.  0-15385)  ("the 1988
                  Form 10-K").

10(c)*            One Price Clothing Stores,  Inc. 1991 Stock Option Plan:  Incorporated by
                  reference to Exhibit 10(b) to the  Registrant's  Annual Report on Form 10-K
                  for the year ended December 28, 1991 (File No. 0-15385).

10(c)(1)*         Amendment  Number One to One Price Clothing  Stores,  Inc. 1991 Stock
                  Option Plan dated June 9, 1999:  Incorporated by reference to Exhibit 10(a)
                  to the  Registrant's  Quarterly  Report on Form 10-Q for the quarter  ended
                  July 31, 1999 (File No. 0-15385) ("the July 1999 Form 10-Q").

10(d)*            Summary of  Incentive  Compensation  Plan:  Incorporated  by reference to exhibit of the same number to the 1998 Form 10-K.

10(e)*            Form of Employment Agreement between Registrant and Henry D. Jacobs, Jr.:
                  Incorporated by reference to Exhibit 10(j) to the 1988 Form 10-K.

10(f)*            Addendum  to  Employment  Agreement  dated  March 6,  1997  between  the
                  Registrant and Henry D. Jacobs,  Jr.:  Incorporated by reference to Exhibit
                  10(p) to the 1996 Form 10-K.

10(g)*            Agreement  dated June 24,  1992  between  the  Registrant  and Raymond S.
                  Waters:  Incorporated  by  reference to Exhibit  10(l) to the  Registrant's
                  Annual  Report on Form 10-K for the year  ended  January  2, 1993 (File No.
                  0-15385).

10(h)*            Directors'  Stock Option Plan effective  April 19, 1995:  Incorporated by reference to Exhibit  10(m) in to  Registrant's  Annual Report on Form 10-K
                  for the year ended December 31, 1994 (File No. 0-15385).

10(h)(1)*         Amendment  Number  One  dated  March 14,  1996 to One Price  Clothing
                  Stores,  Inc.  Director  Stock  Option Plan:  Incorporated  by reference to
                  Exhibit  10(a) to the  Registrant's  Quarterly  Report on Form 10-Q for the
                  quarter ended May 4, 1996 (File No. 0-15385).

10(h)(2)*         Amendment  Number Two dated June 9, 1999 to One Price Clothing Stores,
                  Inc. Director Stock Option Plan: Incorporated by reference to Exhibit 10(b)
                  to the July 1999 Form 10-Q.

10(i)*            Agreement  dated  March 25, 1997  between  the  Registrant  and Henry D.
                  Jacobs, Jr.: Incorporated by reference to Exhibit 10(n) to the Registrant's
                  Annual  Report on Form 10-K for the year ended  February  1, 1997 (File No.
                  0-15385) ("the 1996 Form 10-K").

10(j)*            Stock Option Agreement dated March 26, 1997 between  Registrant and Larry
                  I. Kelley:  Incorporated  by  reference to Exhibit  10(c) to the April 1997
                  Form 10-Q.

10(k)*            Letter of Understanding regarding Non-Executive Chairman of the
                  Board position and Consulting Agreement dated April 16, 1998 and Amendments to Letter of Understanding and Consulting
                  Agreement dated December 22, 1998 and October 8, 1999 between the Registrant and Leonard Snyder: Incorporated by reference to
                  Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 0-15385).

10(l)*            Stock Option  Agreement  dated April 16, 1998 between the  Registrant and
                  Leonard  Snyder:  Incorporated  by reference to Exhibit  10(g) to the April
                  1998 Form 10-Q.

10(m)*            Employment  Agreement  dated March 26, 1997 and  Amendment to  Employment
                  Agreement  dated  December  22, 1998  between the  Registrant  and Larry I.
                  Kelley: Incorporated by reference to Exhibit 10(n) to the 1998 Form 10-K.

10(n)*            Employment  Agreement  dated March 30, 1992 and  Amendment to  Employment
                  Agreement dated February 4, 1997 and amended  December 28, 1998 between the
                  Registrant and Ronald Swedin: Incorporated by reference to Exhibit 10(o) to the 1998 Form 10-K.

10(o)*            Employment Agreement dated November 10, 1997 and Amendments to Employment
                  Agreement  dated April 16, 1998 and January 14, 1999 between the Registrant and A. J. Nepa: Incorporated by reference to Exhibit 10(q) to the 1998 Form
                  10-K.

10(p)*            Employment  Agreement  dated April 12, 1999 between the Registrant and H.
                  Dane Reynolds:  Incorporated by reference to Exhibit 10(r) to the 1998 Form
                  10-K.

10(q)*+           One Price Clothing Stores,  Inc.  Deferred  Compensation  Plan effective
                  January 1, 2000 and the related Trust Agreement effective January 27, 2000, between Carolina First Bank as Trustee and the Registrant.

10(r)*+           One Price Clothing Stores, Inc. Deferred  Compensation Plan for
                  Non-Employee Directors effective January 1, 2000 and the related Trust Agreement effective January 27, 2000, between
                  Carolina First Bank as Trustee and the Registrant.

10(s)*            Lease Agreement by and between One Price Clothing Stores,  Inc. as Tenant and One Price Realty, Inc. as Landlord dated June 17, 1997: Incorporated by reference to Exhibit 10(f) to the July 1997 Form 10-Q.

21                Subsidiaries of the Registrant

23                Consent of Independent Accountants

27                Financial Data Schedule (electronic filing only)
 ---------------------------------------
 * Denotes a management contract or compensatory plan or agreement.
 + Filed herewith.

(b)          Reports on Form 8-K.

             No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

(c)          Exhibits.

             The response to this portion of Item 14 is submitted as a separate section of this report.

(d)          Financial Statement Schedules.

             The response to this portion of Item 14 is submitted as a separate section of this report.