Form 10-Q
period 2000-04-29
ONE PRICE CLOTHING STORES INC
filed 2000-06-06
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 29, 2000
                                        --------------

                                       OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission file number 0-15385

                         ONE PRICE CLOTHING STORES, INC.
         -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                57-0779028
         -----------------------------------------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer identification No.)
          incorporation or organization)

         Highway 290, Commerce Park
         1875 East Main Street
         Duncan, South Carolina                                       29334
         -----------------------------------------              ----------------
         (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:             (864) 433-8888
                                                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes  X            No
                ---              ---

The number of shares of the registrant's common stock outstanding as of May 23, 2000 was 10,514,091.

                                      INDEX

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - April 29, 2000, January 29, 2000 and May 1, 1999

                  Condensed consolidated statements of operations - Three-month periods ended April 29, 2000 and May 1, 1999

                  Condensed consolidated statements of cash flows - Three-month periods ended April 29, 2000 and May 1, 1999

                  Notes to unaudited condensed consolidated financial statements
                  - April 29, 2000

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                          April 29,           January 29,           May 1,
                                                                            2000                 2000                1999
                                                                      ------------------   ------------------   ----------------
                                                                                                  (1)
Assets

CURRENT ASSETS
   Cash and cash equivalents                                        $         1,823,000  $         2,538,000  $       3,643,000
   Merchandise inventories                                                   61,755,000           44,125,000         58,267,000
   Deferred income taxes                                                      1,669,000            1,626,000          1,188,000
   Other current assets                                                       8,084,000            8,775,000          6,003,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                                      73,331,000           57,064,000         69,101,000
                                                                      ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                              69,501,000           67,009,000         62,392,000
   Less accumulated depreciation                                             33,939,000           32,854,000         29,812,000
                                                                      ------------------   ------------------   ----------------
                                                                             35,562,000           34,155,000         32,580,000
                                                                      ------------------   ------------------   ----------------

OTHER ASSETS                                                                  5,067,000            4,736,000          4,146,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       113,960,000  $        95,955,000  $     105,827,000
                                                                      ==================   ==================   ================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        33,599,000  $        23,390,000  $      29,764,000
   Current portion of long-term debt and revolving credit
       facility                                                              16,409,000           11,352,000         15,453,000
   Sundry liabilities                                                         6,952,000            6,179,000          9,496,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                 56,960,000           40,921,000         54,713,000
                                                                      ------------------   ------------------   ----------------

LONG-TERM DEBT                                                                7,387,000            7,582,000          7,712,000
                                                                      ------------------   ------------------   ----------------

OTHER NONCURRENT LIABILITIES                                                  2,868,000            2,851,000          2,877,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
     authorized 35,000,000 shares; issued and outstanding
     10,499,091,  10,489,091,  and 10,444,131,  respectively                    105,000              105,000            104,000
   Additional paid-in capital                                                11,640,000           11,625,000         11,474,000
   Retained earnings                                                         35,038,000           32,922,000         28,947,000
   Less:  unearned compensation - restricted stock awards                       (38,000)             (51,000)                --
                                                                      ------------------   ------------------   ----------------
                                                                             46,745,000           44,601,000         40,525,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       113,960,000  $        95,955,000  $     105,827,000
                                                                      ==================   ==================   ================

(1) Derived from audited financial statements.

See notes to unaudited condensed  consolidated  financial  statements

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS  (Unaudited)
One Price Clothing  Stores, Inc. and Subsidiaries

                                                                                  Three-Month Period Ended
                                                                               -------------------------------
                                                                                 April 29,         May 1,
                                                                                   2000             1999
                                                                               --------------  ---------------

NET SALES                                                                   $     88,744,000  $    87,113,000
Cost of goods sold                                                                55,534,000       54,663,000
                                                                               --------------  ---------------
GROSS MARGIN                                                                      33,210,000       32,450,000
                                                                               --------------  ---------------

Selling, general and administrative expenses                                      20,109,000       19,285,000
Store rent and related expenses                                                    7,553,000        6,655,000
Depreciation and amortization expense                                              1,577,000        1,325,000
Interest expense                                                                     542,000          512,000
                                                                               --------------  ---------------
                                                                                  29,781,000       27,777,000
                                                                               --------------  ---------------

INCOME BEFORE INCOME TAXES                                                         3,429,000        4,673,000
Provision for income taxes                                                         1,313,000        1,574,000
                                                                               --------------  ---------------
NET INCOME                                                                  $      2,116,000  $     3,099,000
                                                                               ==============  ===============


Net income per common share - basic                                         $           0.20  $          0.30
                                                                               ==============  ===============


Net income per common share - diluted                                       $           0.20  $          0.29
                                                                               ==============  ===============

Weighted average number of common shares
   outstanding -- basic                                                           10,492,717       10,440,890
                                                                               ==============  ===============

Weighted average number of common shares
   outstanding -- diluted                                                         10,546,907       10,639,389
                                                                               ==============  ===============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                            Three-Month Period Ended
                                                                                      --------------------------------------
                                                                                          April 29,             May 1,
                                                                                            2000                 1999
                                                                                      ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $ 2,116,000           $ 3,099,000
   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                       1,577,000             1,325,000
       Provision for supplemental post-retirement benefits                                    17,000                15,000
       Provision for compensation - restricted stock awards                                   28,000                    --
       Increase in other noncurrent assets                                                  (186,000)              (12,000)
       Increase in other noncurrent liabilities                                               80,000                18,000
       Deferred income taxes                                                                (149,000)             (420,000)
       Loss on disposal of property and equipment                                             98,000               116,000
       Changes in operating assets and liabilities                                        (6,086,000)           (5,460,000)
                                                                                       ------------------    -----------------

       NET CASH USED IN OPERATING ACTIVITIES                                              (2,505,000)           (1,319,000)
                                                                                       ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                    (2,870,000)             (540,000)
   Proceeds from sale of property and equipment                                              147,000                    --
   Purchases of other noncurrent assets                                                     (192,000)             (207,000)
                                                                                       ------------------    -----------------

       NET CASH USED IN INVESTING ACTIVITIES                                              (2,915,000)             (747,000)
                                                                                       ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings from revolving credit facility                                           5,051,000             3,454,000
   Repayment of long-term debt                                                              (188,000)              (41,000)
   Debt financing costs incurred                                                             (15,000)              (50,000)
   Payment of capital lease obligations                                                     (108,000)              (69,000)
   Decrease in amount due to related parties                                                 (35,000)              (12,000)
   Proceeds from exercise of common stock options                                                 --                 9,000
                                                                                       ------------------    -----------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                           4,705,000             3,291,000
                                                                                       ------------------    -----------------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (715,000)            1,225,000
Cash and cash equivalents at beginning of period                                           2,538,000             2,418,000
                                                                                       ------------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 1,823,000           $ 3,643,000
                                                                                       ==================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                        $   656,000           $   475,000
    Income taxes paid                                                                         46,000                88,000
    Noncash financing activity - capital leases                                              199,000                    --
    Issuance of restricted stock awards                                                       16,000                    --


See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

April 29, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month period ended April 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

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

NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                                       Three-Month Period Ended
                                                                   -----------------------------------
                                                                     April 29,            May 1,
                                                                        2000               1999
                                                                   ---------------    ----------------
Weighted average number of common
   shares outstanding - basic                                          10,492,717        10,440,890

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                                    54,190           198,499
                                                                   ---------------  ----------------

Weighted average number of common
   shares outstanding - diluted                                       10,546,907         10,639,389
                                                                   ==============   ================


NOTE C - CREDIT FACILITIES

The Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through March 2001. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.25% or the Adjusted Eurodollar Rate, as defined, plus 2.0%. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. Availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At April 29, 2000, the Company had approximately $17.5 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

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

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 2000 or termination of the Company's revolving credit facility with its primary lender. The Company is currently in the process of renewing this letter of credit agreement. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement requires that the Company's working capital and minimum net worth requirements be at the same level as that required by the Company's primary lender under the revolving credit agreement. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage loan, which had a balance of $7,567,000 at April 29, 2000, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for years beginning after June 15, 2000. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of April 29, 2000 and May 1, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of January 29, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
May 15, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the three-month period ended April 29, 2000 increased 1.9% to $88,744,000 compared to $87,113,000 for the same time period in 1999. The increase in year-over-year net sales resulted from operating an average of 23 more stores than in the same period last year and was partially offset by a comparable store sales decrease of 3.5%. The decrease in comparable store sales for the first quarter of fiscal 2000 resulted from unseasonably cool weather in most of the Company's markets during April 2000. We consider stores that have been open 18 months or more to be comparable, and there were 601 such stores at April 29, 2000.

During the first quarter of fiscal 2000, we opened 19 stores and expanded four of our top-performing stores. In addition, we relocated one store and closed three under-performing stores. At April 29, 2000, we operated 652 stores, 33 greater than at quarter-end last year. The stores are located in 29 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales remained essentially unchanged at 37.4% in the first quarter of fiscal 2000 compared to 37.3% of net sales in the first quarter of fiscal 1999.

Selling, general and administrative ("SG&A") expenses were 22.7% of net sales in the first quarter of fiscal 2000 compared to 22.1% of net sales in the first quarter of fiscal 1999. SG&A expenses were higher as a percentage of net sales primarily as a result of the decrease in comparable store sales year-over-year. In the first quarter of fiscal 2000, SG&A increased in dollars compared to the same time period in fiscal 1999 due primarily to increased payroll expense in the stores and other store expenses associated with operating, on average, more stores year-over-year. Payroll expense in the stores increased due to a year-over-year increase in the average hourly wage rate which was slightly offset by a decrease in average store hours.

Store rent and related expenses per average store increased 9.4% in the first quarter of fiscal 2000 compared to the same period last year. The increase in average store rent and related expenses is primarily due to the Company's store expansion strategy of opening larger, higher volume stores and thus entering more costly sites with higher rents while closing older stores with lower average rent costs. Due to the increase in average store rent, store rent and related expenses were 8.5% of net sales in the first quarter of fiscal 2000 compared to 7.6% of net sales in the first quarter of fiscal 1999.

Depreciation and amortization expense was 1.8% of net sales in the first quarter of fiscal 2000 compared to 1.5% of net sales in the first quarter of fiscal 1999. In the first quarter of fiscal 2000, depreciation and amortization expense increased in dollars compared to the same time period in fiscal 1999 primarily due to investments in new stores and software.

Interest expense was 0.6% of net sales in the first quarter of both fiscal 2000 and fiscal 1999. Year-over-year interest expense increased in dollars due to higher average interest rates resulting from the year-over-year increase in the Prime Rate. This year-over-year increase in interest expense was partially offset by lower average levels of borrowings.

The Company's effective income tax rate was 38.3% in the first quarter of fiscal 2000. The effective income tax rate for the year ended January 29, 2000 was 9.4%, which was significantly less than the statutory rate due to the favorable adjustment of the remaining deferred tax asset valuation allowance in fiscal 1999.

Outlook

During the remaining portion of fiscal 2000, we currently expect to open 31 new stores and expand or relocate 15 existing stores as part of our plan to build new business while maintaining our focus on improving sales in existing stores. We also plan to continue our strategy of increasing the size of certain highly productive stores.

The Company's sales and operating results are seasonal. Sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January). We continue to develop strategies to increase sales volume in the third and fourth quarters of the fiscal year.

Average store rent and related expenses are expected to continue to increase in fiscal 2000 and beyond due to the location and the increase in average store square footage of stores that opened in fiscal 2000 and planned future openings, as well as the closing of older, lower-volume stores. We will seek to leverage these increases through improved average store sales volume.

Liquidity and Capital Resources

In the first quarter of fiscal 2000 and 1999, net cash provided by a combination of net income and net borrowings from our revolving credit facility was primarily used to fund the increase in inventory necessary to support the spring selling season. In the first quarter of fiscal 2000, cash was also used to open 15 more stores than during the same period in fiscal 1999, and to expand and remodel certain other top-performing stores and to purchase software.

Merchandise inventories at the end of the first quarter of fiscal 2000 increased 6.0% in total due to the higher year-over-year store count and increased 0.6% on an average store basis compared to the end of the first quarter of fiscal 1999. In preparation for the spring selling season, total merchandise inventories at the end of the first quarter of fiscal 2000 were 36.5% higher on an average store basis than at January 29, 2000 when inventory levels are typically lower. The level and source of inventories are subject to fluctuations because of our seasonal operations, opportunistic buying strategy and prevailing business conditions.

As a result of our continued emphasis on purchasing from domestic sources, the level of outstanding documentary letters of credit decreased to $3.1 million on April 29, 2000 compared to $4.3 million on May 1, 1999. We currently expect to continue to pursue purchases of merchandise from primarily domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company.

Total accounts payable and amounts outstanding under the credit facilities, including long-term portions thereof, increased 8.4% at the end of the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. This year-over-year increase was primarily the result of the year-over-year increase in merchandise inventories and the emphasis on purchasing inventory from domestic sources. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations based on our changes in inventory levels and rate of capital expenditures.

Our credit facilities consist of a revolving credit facility to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's need to purchase merchandise inventories from foreign sources. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at April 29, 2000.

We have a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with our primary lender through March 2001. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based upon a borrowing base formula determined with respect to eligible inventory as defined in the agreement. At April 29, 2000, we had approximately $17.5 million in excess availability under the borrowing base formula.

We have a twenty-year mortgage loan agreement with a commercial bank payable in consecutive equal monthly installments through July 2017. At April 29, 2000, the mortgage loan had an unpaid balance of $7,567,000. The agreement is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements.

We have an $8,000,000 letter of credit facility with a commercial bank through the earlier of June 2000 or termination of the revolving credit facility with the Company's primary lender. The Company is currently in the process of renewing this letter of credit agreement. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit.

During fiscal 2000, we currently expect to spend approximately $9.0 million on capital expenditures, most of which will be used to open new stores, expand and relocate existing stores and invest in information technology. Our liquidity requirements in the foreseeable future are expected to be met principally through net cash provided by operations and the use of our credit facilities. If we believe it to be in the best interests of the Company, additional long-term debt, equity, capital leases or other permanent financing may be considered.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit facility would have decreased pre-tax income for the three months ended April 29, 2000 and May 1, 1999 by approximately $32,000 and $33,000, respectively.

Effect of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for years beginning after June 15, 2000. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

Private Securities Litigation Reform Act of 1995

All statements contained in this document as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," "should," "will" and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in fiscal 2000 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions, including the possibility of a slowdown in consumer demand arising from an increase in interest rates and other economic factors; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not offering for sale new categories of merchandise including, but not limited to, menswear, will increase sales and operating results; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)  Exhibits

                       15 Acknowledgement of Deloitte & Touche LLP, independent accountants

                       27  Financial Data Schedule (electronic filing only)

                  (b)  Reports on Form 8-K

                  The Company was not required to, and did not, file any report on Form 8-K for the three-month period ended April 29, 2000.
                  --------------------------------

SIGNATURES:       Pursuant to the requirements of the Securities Exchange Act of
                  1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  June 6, 2000            /s/  Larry I. Kelley
                               --------------------
                               Larry I. Kelley
                               President and Chief Executive Officer
                               (principal executive officer)

Date:  June 6, 2000            /s/  H. Dane Reynolds
                               ---------------------
                               H. Dane Reynolds
                               Senior Vice President and Chief Financial Officer
                               (principal financial officer and principal
                               accounting officer)