Form 10-Q
period 2000-07-29
ONE PRICE CLOTHING STORES INC
filed 2000-09-12
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  July 29, 2000
                                        --------------

                                       OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                                               Commission file number 0-15385

                         ONE PRICE CLOTHING STORES, INC.
        -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             57-0779028
        ------------------------------------------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer identification No.)
          incorporation or organization)

         Highway 290, Commerce Park
         1875 East Main Street
         Duncan, South Carolina                                        29334
         -----------------------------------------              ----------------
         (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:              (864) 433-8888
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


The number of shares of the registrant's common stock outstanding as of September 1, 2000 was 10,423,091.

                                      INDEX

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - July 29, 2000, January 29, 2000 and July 31, 1999

                  Condensed consolidated statements of operations - Three-month and six-month periods ended July 29, 2000 and July 31, 1999

                  Condensed consolidated statements of cash flows - Six-month periods ended July 29, 2000 and July 31, 1999

                  Notes to unaudited condensed consolidated financial statements
                  - July 29, 2000

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                  July 29,            January 29,          July 31,
                                                                    2000                 2000                1999
                                                             ------------------   ------------------   ----------------
                                                                                          (1)
Assets

CURRENT ASSETS
   Cash and cash equivalents                                $         2,780,000  $         2,538,000  $       2,108,000
   Merchandise inventories                                           54,149,000           44,125,000         46,644,000
   Deferred income taxes                                              1,445,000            1,626,000            788,000
   Other current assets                                               7,642,000            8,775,000          5,912,000
                                                              ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                              66,016,000           57,064,000         55,452,000
                                                              ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                      67,602,000           67,009,000         63,922,000
   Less accumulated depreciation                                     31,597,000           32,854,000         31,020,000
                                                              ------------------   ------------------   ----------------
                                                                     36,005,000           34,155,000         32,902,000
                                                              ------------------   ------------------   ----------------

OTHER ASSETS                                                          6,607,000            4,736,000          4,700,000
                                                              ------------------   ------------------   ----------------
                                                            $       108,628,000  $        95,955,000  $      93,054,000
                                                              ==================   ==================   ================

Liabilities and Shareholders' Equity

CURRENT LIABILITIES
   Accounts payable                                         $        25,905,000  $        23,390,000  $      20,182,000
   Current portion of long-term debt and revolving credit
       facility                                                      14,831,000           11,352,000          6,243,000
   Sundry liabilities                                                 7,156,000            6,179,000         10,973,000
                                                              ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                         47,892,000           40,921,000         37,398,000
                                                              ------------------   ------------------   ----------------

LONG-TERM DEBT                                                        7,325,000            7,582,000          7,668,000
                                                              ------------------   ------------------   ----------------

OTHER NONCURRENT LIABILITIES                                          4,035,000            2,851,000          3,000,000
                                                              ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
     authorized 35,000,000 shares, issued and outstanding
     10,514,091,  10,489,091,  and 10,466,291,  respectively            105,000              105,000            105,000
   Additional paid-in capital                                        11,692,000           11,625,000         11,539,000
   Retained earnings                                                 37,647,000           32,922,000         33,344,000
   Less: unearned compensation - restricted stock awards                (68,000)             (51,000)                --
                                                             -------------------   -------------------   --------------
                                                                     49,376,000           44,601,000         44,988,000
                                                              ------------------   ------------------   ----------------
                                                            $       108,628,000  $        95,955,000  $      93,054,000
                                                              ==================   ==================   ================

(1) Derived from audited financial statements.
See notes to unaudited condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                               Three-Month Period Ended           Six-Month Period Ended
                                                            -------------------------------   -------------------------------
                                                              July 29,         July 31,         July 29,         July 31,
                                                                2000             1999             2000             1999
                                                            --------------  ---------------   --------------   --------------

NET SALES                                                 $   102,307,000 $     97,905,000 $    191,051,000  $   185,018,000
Cost of goods sold                                             65,477,000       62,461,000      121,011,000      117,124,000
                                                            --------------  ---------------   --------------   --------------
GROSS MARGIN                                                   36,830,000       35,444,000       70,040,000       67,894,000
                                                            --------------  ---------------   --------------   --------------

Selling, general and administrative expenses                   22,555,000       19,747,000       42,664,000       39,032,000
Store rent and related expenses                                 8,038,000        6,922,000       15,591,000       13,577,000
Depreciation and amortization expense                           1,441,000        1,358,000        3,018,000        2,683,000
Interest expense                                                  582,000          450,000        1,124,000          962,000
                                                            --------------  ---------------   --------------   --------------
                                                               32,616,000       28,477,000       62,397,000       56,254,000
                                                            --------------  ---------------   --------------   --------------

INCOME BEFORE INCOME TAXES                                      4,214,000        6,967,000        7,643,000       11,640,000
Provision for income taxes                                      1,605,000        2,570,000        2,918,000        4,144,000
                                                            --------------  ---------------   --------------   --------------
NET INCOME                                                $     2,609,000 $      4,397,000 $      4,725,000  $     7,496,000
                                                            ==============  ===============   ==============   ==============


Net income per common share -- basic                      $          0.25 $           0.42 $           0.45  $          0.72
                                                            ==============  ===============   ==============   ==============


Net income per common share -- diluted                    $          0.25 $           0.41 $           0.45  $          0.70
                                                            ==============  ===============   ==============   ==============

Weighted average number of common shares
   outstanding -- basic                                        10,512,113       10,453,391       10,502,415       10,447,141
                                                            ==============  ===============   ==============   ==============

Weighted average number of common shares
   outstanding -- diluted                                      10,538,019       10,631,401       10,538,584       10,635,955
                                                            ==============  ===============   ==============   ==============


See notes to unaudited condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                        Six-Month Period Ended
                                                                                  ------------------------------------
                                                                                      July 29,             July 31,
                                                                                        2000                  1999
                                                                                 ------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $      4,725,000    $       7,496,000
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation and amortization                                                    3,018,000            2,683,000
       Provision for supplemental post-retirement benefits                                 33,000               31,000
       Provision for compensation - restricted stock awards                                38,000                   --
       (Increase) decrease in other noncurrent assets                                    (210,000)              29,000
       Increase in other noncurrent liabilities                                           114,000               17,000
       Deferred income taxes                                                              (36,000)             (20,000)
       Loss on disposal of property and equipment                                         247,000              137,000
       Changes in operating assets and liabilities                                     (5,832,000)          (1,945,000)
                                                                                  ----------------   ------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                        2,097,000            8,428,000
                                                                                  ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (4,581,000)         (2,086,000)
   Proceeds from sale of property and equipment                                            147,000                  --
   Purchases of other noncurrent assets                                                   (232,000)           (546,000)
                                                                                  -----------------  ------------------
       NET CASH USED IN INVESTING ACTIVITIES                                            (4,666,000)         (2,632,000)
                                                                                  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from (repayment of) revolving credit facility                          3,456,000          (5,760,000)
   Repayment of long-term debt                                                            (235,000)            (81,000)
   Debt financing costs incurred                                                           (91,000)            (69,000)
   Payment of capital lease obligations                                                   (261,000)           (194,000)
   Decrease in amount due to related parties                                               (70,000)            (64,000)
   Proceeds from exercise of common stock options                                           12,000              62,000
                                                                                  -----------------  ------------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               2,811,000          (6,106,000)
                                                                                  -----------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           242,000            (310,000)
Cash and cash equivalents at beginning of period                                         2,538,000           2,418,000
                                                                                  -----------------  ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       2,780,000   $       2,108,000
                                                                                  ------------------ ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                $       1,053,000   $         841,000
    Income taxes paid                                                                      167,000             101,000
    Noncash financing activity - capital leases                                          1,717,000             405,000
    Issuance of restricted stock awards                                                     57,000                  --

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

For the six months ended July 29, 2000 and July 31, 1999 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and six-month periods ended July 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

The Company's sales and operating results are seasonal. Sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January).

Stock Repurchase Program

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to one million shares of the outstanding common stock at market prices, effective immediately. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represents approximately 9.5% of the outstanding common stock of the Company.

NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                         Three-Month Period Ended              Six-Month Period Ended
                                                     ----------------------------------   ----------------------------------
                                                        July 29,           July 31,           July 29,           July 31,
                                                          2000               1999               2000               1999
                                                     ----------------   ----------------   ----------------   ----------------
Weighted average number of common
   shares outstanding - basic                             10,512,113         10,453,391         10,502,415         10,447,141

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                       25,906            178,010             36,169            188,814
                                                     ----------------   ----------------   ----------------   ----------------

Weighted average number of common
   shares outstanding - diluted                           10,538,019         10,631,401         10,538,584         10,635,955
                                                      ===============    ===============    ===============    ===============


NOTE C - CREDIT FACILITIES

In June 2000, the Company amended its revolving credit facilty to increase borrowing availability, lower borrowing rates and other fees, extend the term of the agreement, and amend certain prohibitive covenants associated with the facility. As amended, the Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through July 2003. Borrowings under the amended credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Effective July 1, 2000, under the amended agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate or the Adjusted Eurodollar Rate, as defined, plus 1.5%, provided that the Company meets certain minimum net worth requirements as set forth in the agreement. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At July 29, 2000, the Company had approximately $22.2 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

The Company's amended revolving credit agreement contains certain covenants which, among other things, prohibit the Company from paying dividends, restrict the ability of the Company to incur other indebtedness or encumber or dispose of assets, and limit the amount of its own stock the Company can repurchase. The Company is required to maintain a $5,000,000 minimum level of working capital and to maintain a $25,000,000 minimum adjusted net worth (both as defined in the revolving credit agreement).

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000. This agreement was amended in June 2000 to extend the term of the agreement through the earlier of June 2001 or termination of the Company's revolving credit facility with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement requires that the Company's working capital and minimum net worth requirements be at the same level as that required by the Company's primary lender under the revolving credit agreement. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices, including land, buildings, fixtures and improvements. The mortgage loan, which had a balance of $7,520,000 at July 29, 2000, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of July 29, 2000 and July 31, 1999, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended and the condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
August 14, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the quarter ended July 29, 2000 increased 4.5% to $102,307,000 compared with $97,905,000 for the quarter ended July 31, 1999. Net sales for the six-month period ended July 29, 2000 increased 3.3% to $191,051,000 compared with $185,018,000 for the same time period in 1999. Comparable store sales for the second quarter of fiscal 2000 decreased 4.1% compared with a 3.0% increase for the same quarter last year. Comparable store sales for the six-month period ended July 29, 2000 decreased 3.8% compared with a 5.5% increase for the same time period in 1999. We consider stores that have been open 18 months or more to be comparable, and there were 595 such stores at July 29, 2000. The decrease in comparable store sales for the second quarter and the first six months of fiscal 2000 was principally due to dereased sales in our junior, misses and plus-size separates categories.

During the second quarter of fiscal 2000, we opened 13 stores and expanded the size of one store. In addition, we relocated one store and closed seven under-performing stores. At July 29, 2000, we operated 658 stores, 38 greater than at quarter-end last year. The stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales remained essentially unchanged at 36.0% in the second quarter of fiscal 2000 compared with 36.2% of net sales in the second quarter of fiscal 1999. For the first six months of both fiscal 2000 and fiscal 1999, gross margin was 36.7% of net sales.

Selling, general and administrative ("SG&A") expenses were 22.0% of net sales for the second quarter of fiscal 2000 compared with 20.2% of net sales in the second quarter of fiscal 1999. SG&A expenses were 22.3% of net sales in the first six months of fiscal 2000 compared with 21.1% of net sales during the same time period in fiscal 1999. SG&A expenses in both periods increased as a percentage of net sales due to an increase in SG&A expense dollars combined with a decrease in comparable store sales during the corresponding periods. In both periods presented for fiscal 2000, SG&A expenses increased in dollars compared with the same time periods in fiscal 1999 primarily due to increased payroll expense in the stores and other store expenses associated with operating, on average, more stores year-over-year. Payroll expense in the stores increased due to a year-over-year increase in the average hourly wage rate which was slightly offset by a decrease in average store hours.

Store rent and related expenses per average store increased 9.4% in both the second quarter and the first six months of fiscal 2000 compared with the same periods last year. The increase in average store rent and related expenses is primarily due to the Company's store expansion strategy of opening larger, higher volume stores and thus entering more costly sites with higher rents while closing older stores with lower average rent costs. Due to the increase in average store rent, store rent and related expenses were 7.9% of net sales in the second quarter of fiscal 2000 compared with 7.1% of net sales in the second quarter of fiscal 1999. Also, store rent and related expenses for the first six months of fiscal 2000 increased to 8.2% of net sales compared with 7.3% of net sales during the same time period in fiscal 1999.

Depreciation and amortization expense was 1.4% of net sales in the second quarter of both fiscal 2000 and fiscal 1999. Depreciation and amortization expense was 1.6% of net sales in the first six months of fiscal 2000 compared with 1.5% of net sales during the same time period in fiscal 1999. In both periods presented for fiscal 2000, depreciation and amortization expense increased in dollars compared with the same time periods in fiscal 1999 primarily due to investments in new stores and software.

Interest expense was 0.6% of net sales in the second quarter and in the first six months of fiscal 2000 compared with 0.5% of net sales for the same time periods in fiscal 1999. In both periods presented for fiscal 2000, interest expense increased in dollars compared with the same time periods in fiscal 1999 due to higher average interest rates resulting from the year-over-year increase in the Prime Rate and higher average levels of borrowings by the Company.

The Company's effective income tax rate was approximately 38.2% in the first six months of fiscal 2000. The effective income tax rate for the year ended January 29, 2000 was 9.4%, which was significantly less than the statutory rate due to the favorable adjustment of the remaining deferred tax asset valuation allowance in fiscal 1999.

Outlook

During the remaining portion of fiscal 2000, we currently expect to open 13 new stores and expand or relocate 10 existing stores. We also plan to continue our strategy of increasing the size of certain highly productive stores. The Company is addressing the decrease in comparable store sales by adjusting the product mix in its stores. The Company is attempting to maximize its strong-performing product categories during the fall selling season. Despite these product mix adjustments, the Company's current level of sales remains below the Company's expectations and, as a result, the Company reiterates its caution in its sales and earnings expectations for the third and fourth quarters of 2000.

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

Liquidity and Capital Resources

In the first six months of fiscal 2000, net cash provided by a combination of net income and net borrowings from our revolving credit facility was primarily used to fund the increase in inventory necessary to operate more stores year-over-year. In the first six months of fiscal 2000, cash was also used to open 23 more stores than during the same period in fiscal 1999, and to expand and remodel certain other stores and to purchase software. Net cash provided by operating activities in the first six months of 2000 was less than net cash provided by operating activities in the first six months of 1999 primarily due to lower year-over-year net income combined with a higher year-over-year increase in inventory.

In the first six months of fiscal 1999, net cash provided by operating activities was primarily used to reduce the balance of the revolving credit facility and to open new stores, expand and remodel certain other stores and to purchase software.

Merchandise inventories at the end of the second quarter of fiscal 2000 increased 16.1% in total due to the higher year-over-year store count and increased 9.4% on an average store basis compared with the end of the second quarter of fiscal 1999. In preparation for the back-to-school and fall selling seasons, total merchandise inventories at the end of the second quarter of fiscal 2000 were 16.4% higher on an average store basis than at January 29, 2000, when inventory levels are typically lower. The level and source of inventories are subject to fluctuations because of our seasonal operations, opportunistic buying strategy and prevailing business conditions.

As a result of recent foreign purchases to strengthen strong-performing categories of merchandise for the fall selling season, the level of outstanding documentary letters of credit increased to $7.6 million on July 29, 2000 compared with $3.3 million on July 31, 1999. Although the Company's level of outstanding documentary letters of credit increased year-over-year, we currently expect to continue to pursue opportunistic purchases of merchandise from primarily domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company.

Total accounts payable and amounts outstanding under the Company's credit facilities, including long-term portions thereof, increased 41.0% at the end of the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999. This increase was primarily the result of the year-over-year increase in merchandise inventories and capital expenditures. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations based on our changes in inventory levels and rate of capital expenditures.

Our credit facilities consist of a revolving credit facility to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's needs to purchase merchandise inventories from foreign sources. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at July 29, 2000.

We have a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with our primary lender through July 2003. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based upon a borrowing base formula determined with respect to eligible inventory as defined in the agreement. At July 29, 2000, we had approximately $22.2 million in excess availability under the borrowing base formula.

We have a twenty-year mortgage loan agreement with a commercial bank payable in consecutive equal monthly installments through July 2017. At July 29, 2000, the mortgage loan had an unpaid balance of $7,520,000. The agreement is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements.

We have an $8,000,000 letter of credit facility with a commercial bank through the earlier of June 2001 or termination of the revolving credit facility with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to one million shares of the outstanding common stock at market prices, effective immediately. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represents approximately 9.5% of the outstanding common stock of the Company.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit facility would have decreased pre-tax income for the six months ended July 29, 2000 and July 31, 1999 by approximately $68,000 and $53,000, respectively.

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

Item 1.           Legal Proceedings
                           None

Item 2.           Changes in Securities and Use of Proceeds
                           None

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders

The Company received proxies representing 95.9% of the 10,499,091 shares outstanding and eligible to vote at the annual meeting of the Company's shareholders held on June 7, 2000. The following summarizes the votes thereat:

         Matter               For            Against    Abstentions    Non-Votes
Election of Directors:
  Leonard M. Snyder          10,029,608          0         38,625            0
  Larry I. Kelley            10,029,608          0         38,625            0
  Renee M. Love              10,028,608          0         39,625            0
  Laurie M. Shahon           10,029,608          0         38,625            0
  Malcolm L. Sherman         10,029,058          0         39,175            0
  James M. Shoemaker, Jr.    10,029,058          0         39,175            0
  Robert J. Stevenish        10,029,628          0         38,605            0
  Allan Tofias               10,022,908          0         45,325            0

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

         10(a) Amendment Number Six to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 30, 2000.

         10(b) Amendment Number Six to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 30, 2000.

15             Acknowledgement of Deloitte & Touche LLP, independent accountants

27             Financial Data Schedule (electronic filing only)

                  (b)  Reports on Form 8-K

                  The Company was not required to, and did not, file any report on Form 8-K for the three-month period ended July 29, 2000.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  September 12, 2000           /s/  Larry I. Kelley
                                    --------------------
                                         Larry I. Kelley
                                         President and Chief Executive Officer
                                         (principal executive officer)

Date:  September 12, 2000           /s/  H. Dane Reynolds
                                    ---------------------
                                         H. Dane Reynolds
                                         Senior  Vice   President  and  Chief
                                         Financial     Officer     (principal
                                         financial   officer  and   principal
                                         accounting officer)