Form 10-Q
period 2000-10-28
ONE PRICE CLOTHING STORES INC
filed 2000-12-11
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  October 28, 2000
                                        -----------------

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

The number of shares of the registrant's common stock outstanding as of December 1, 2000 was 10,308,191.

                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - October 28, 2000, January 29, 2000 and October 30, 1999

                  Condensed consolidated statements of operations - Three-month and nine-month periods ended October 28, 2000 and October 30, 1999

                  Condensed consolidated statements of cash flows - Nine-month periods ended October 28, 2000 and October 30, 1999

                  Notes to unaudited condensed consolidated financial statements
                  - For the nine months ended October 28, 2000 and October 30, 1999

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                           October 28,          January 29,         October 30,
                                                                              2000                 2000                1999
                                                                        ------------------   ------------------   ----------------
Assets                                                                                              (1)
CURRENT ASSETS
   Cash and cash equivalents                                          $         2,421,000  $         2,538,000  $       4,321,000
   Merchandise inventories                                                     53,158,000           44,125,000         55,197,000
   Deferred income taxes                                                        1,458,000            1,626,000          1,745,000
   Income tax receivable                                                        3,610,000            2,164,000            555,000
   Other current assets                                                         7,974,000            6,611,000          6,929,000
                                                                        ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                                        68,621,000           57,064,000         68,747,000
                                                                        ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                                67,017,000           67,009,000         64,903,000
   Less accumulated depreciation                                               30,998,000           32,854,000         31,794,000
                                                                        ------------------   ------------------   ----------------
                                                                               36,019,000           34,155,000         33,109,000
                                                                        ------------------   ------------------   ----------------

OTHER ASSETS                                                                    7,244,000            4,736,000          4,698,000
                                                                        ------------------   ------------------   ----------------
                                                                      $       111,884,000  $        95,955,000  $     106,554,000
                                                                        ==================   ==================   ================

Liabilities and Shareholders' Equity

CURRENT LIABILITIES
   Accounts payable                                                   $        24,038,000  $        23,390,000  $      33,109,000
   Current portion of long-term debt and revolving credit facility             27,634,000           11,352,000         11,191,000
   Sundry liabilities                                                           6,765,000            6,179,000          7,880,000
                                                                        ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                   58,437,000           40,921,000         52,180,000
                                                                        ------------------   ------------------   ----------------

LONG-TERM DEBT                                                                  7,274,000            7,582,000          7,626,000
                                                                        ------------------   ------------------   ----------------

OTHER NONCURRENT LIABILITIES                                                    4,350,000            2,851,000          2,907,000
                                                                        ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     Authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
     Authorized 35,000,000 shares, issued 10,514,091,
     10,489,091, and 10,474,091, respectively and outstanding
     10,308,191, 10,489,091, and 10,474,091,  respectively                        105,000              105,000            105,000
   Additional paid-in capital                                                  11,692,000           11,625,000         11,560,000
   Retained earnings                                                           30,456,000           32,922,000         32,176,000
   Less: treasury stock -- 205,900 shares, at cost                               (369,000)                  --                 --
   Less: unearned compensation - restricted stock awards                          (61,000)            (51,000)                 --
                                                                        ------------------   ------------------   ----------------
                                                                               41,823,000           44,601,000         43,841,000
                                                                        ------------------   ------------------   ----------------
                                                                      $       111,884,000  $        95,955,000  $     106,554,000
                                                                        ==================   ==================   ================

(1)      Derived from audited financial statements.
See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                             Three-Month Period Ended           Nine-Month Period Ended
                                                          -------------------------------   --------------------------------
                                                           October 28,      October 30,      October 28,      October 30,
                                                              2000             1999              2000             1999
                                                          --------------   --------------   ---------------  ---------------

NET SALES                                               $   73,986,000   $   70,428,000   $   265,037,000  $    255,446,000
Cost of goods sold                                          52,989,000       45,301,000       174,000,000       162,425,000
                                                          --------------   --------------   ---------------  ---------------
GROSS MARGIN                                                20,997,000       25,127,000        91,037,000        93,021,000
                                                          --------------   --------------   ---------------  ---------------

Selling, general and administrative expenses                22,472,000       19,766,000        65,136,000        58,798,000
Store rent and related expenses                              8,301,000        6,811,000        23,892,000        20,388,000
Depreciation and amortization expense                        1,492,000        1,289,000         4,510,000         3,972,000
Interest expense                                               715,000          412,000         1,839,000         1,374,000
                                                          --------------   --------------   ---------------  ---------------
                                                            32,980,000       28,278,000        95,377,000        84,532,000
                                                          --------------   --------------   ---------------  ---------------

(LOSS) INCOME BEFORE INCOME TAXES                          (11,983,000)      (3,151,000)       (4,340,000)        8,489,000
(Benefit from) provision for income taxes                   (4,792,000)      (1,983,000)       (1,874,000)        2,161,000
                                                          --------------   --------------   ---------------  ---------------
NET (LOSS) INCOME                                       $   (7,191,000)  $   (1,168,000)  $    (2,466,000) $      6,328,000
                                                          ==============   ==============   ===============  ===============


Net (loss) income per common share -- basic             $        (0.69)  $        (0.11)  $         (0.24) $           0.61
                                                          ==============   ==============   ===============  ===============


Net (loss) income per common share -- diluted           $        (0.69)  $        (0.11)  $         (0.24) $           0.60
                                                          ==============   ==============   ===============  ===============

Weighted average number of common shares
   outstanding -- basic                                     10,390,994       10,469,272        10,465,275        10,454,518
                                                          ==============   ==============   ===============  ===============

Weighted average number of common shares
   outstanding -- diluted                                   10,390,994       10,469,272        10,465,275        10,626,242
                                                          ==============   ==============   ===============  ===============


See notes to unaudited condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                                 Nine-Month Period Ended
                                                                                        ----------------------------------------
                                                                                           October 28,          October 30,
                                                                                              2000                  1999
                                                                                        ------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                    $   (2,466,000)      $    6,328,000
   Adjustments to reconcile  net (loss) income to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                         4,510,000            3,972,000
       Provision for supplemental post-retirement benefits                                      51,000               70,000
       Provision for compensation - restricted stock awards                                     45,000                   --
       (Increase) decrease in other noncurrent assets                                         (235,000)              54,000
       Increase (decrease) in other noncurrent liabilities                                     211,000              (47,000)
       Deferred income taxes                                                                  (282,000)            (977,000)
       Loss on disposal and provision for impairment of property
         and equipment                                                                         756,000              353,000
       Changes in operating assets and liabilities                                         (11,221,000)          (2,284,000)
                                                                                        ------------------   ------------------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (8,631,000)           7,469,000
                                                                                        ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                      (6,287,000)          (3,599,000)
   Proceeds from sale of property and equipment                                                252,000                   --
   Purchases of other noncurrent assets                                                       (361,000)            (653,000)
                                                                                        ------------------   ------------------
       NET CASH USED IN INVESTING ACTIVITIES                                                (6,396,000)          (4,252,000)
                                                                                        ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from (repayment of) revolving credit facility                             16,254,000             (816,000)
   Repayment of long-term debt                                                                (281,000)            (120,000)
   Debt financing costs incurred                                                              (118,000)             (69,000)
   Payment of capital lease obligations                                                       (481,000)            (289,000)
   Decrease in amount due to related parties                                                  (107,000)            (101,000)
   Purchase of treasury stock                                                                 (369,000)                  --
   Proceeds from exercise of common stock options                                               12,000               81,000
                                                                                        ------------------   ------------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  14,910,000           (1,314,000)
                                                                                        ------------------   ------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (117,000)           1,903,000
Cash and cash equivalents at beginning of period                                             2,538,000            2,418,000
                                                                                        ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $      2,421,000     $      4,321,000
                                                                                        ==================   ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                     $      1,685,000   $        1,193,000
    Income taxes paid                                                                          334,000            2,370,000
    Noncash financing activity - capital leases                                              2,291,000              505,000
    Issuance of restricted stock awards                                                         57,000                   --

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

For the nine months ended October 28, 2000 and October 30, 1999 (Unaudited)

NOTE A - BASIS OF PRESENTATION AND CERTAIN ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of One Price Clothing Stores, Inc. and its subsidiaries, all of which are wholly-owned (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

Due to the seasonality of the Company's sales, operating results for the three-month and nine-month periods ended October 28, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. Sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January).

Stock Repurchase Program

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to one million shares of the outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represents approximately 9.5% of the outstanding common stock of the Company. As of October 28, 2000, the Company had repurchased 205,900 shares of its outstanding common stock for an aggregate purchase price of $369,000 (average of $1.79 per share).

NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                         Three-Month Period Ended              Nine-Month Period Ended
                                                     ----------------------------------   ----------------------------------
                                                       October 28,        October 30,        October 28,        October 30,
                                                          2000               1999               2000               1999
                                                     ----------------  ----------------   ----------------  ----------------
Weighted average number of common
   shares outstanding - basic                             10,390,994        10,469,272         10,465,275        10,454,518

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                           --                --                 --           171,724
                                                     ----------------  ----------------   ----------------  ----------------

Weighted average number of common
   shares outstanding - diluted                           10,390,994        10,469,272         10,465,275        10,626,242
                                                     ================  ================   ================  ================


NOTE C - CREDIT FACILITIES

In June 2000, the Company amended its revolving credit facility to increase borrowing availability, lower borrowing rates and other fees, extend the term of the agreement, and amend certain prohibitive covenants associated with the facility. As amended, the Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through July 2003. Borrowings under the amended credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the amended agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate or the Adjusted Eurodollar Rate, as defined, plus 1.5%, provided that the Company meets certain minimum net worth requirements as set forth in the agreement. Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. At October 28, 2000, the Company had approximately $7.5 million of excess availability under the borrowing base formula. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions.

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

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices, including land, buildings, fixtures and improvements. The mortgage loan, which had a balance of $7,474,000 at October 28, 2000, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

NOTE D - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for the Company's fiscal year beginning February 4, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company's review of its contracts and agreements has not revealed any significant effect that the adoption of SFAS 133 will have on the Company's consolidated financial statements and disclosures.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of October 28, 2000 and October 30, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
November 13, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the quarter ended October 28, 2000 increased 5.0% to $73,986,000 compared with $70,428,000 for the quarter ended October 30, 1999. Net sales for the nine-month period ended October 28, 2000 increased 3.8% to $265,037,000 compared with $255,446,000 for the same time period in 1999. Comparable store sales for the third quarter of fiscal 2000 decreased 4.1% compared with a 0.3% decrease for the same quarter last year. Comparable store sales for the nine-month period ended October 28, 2000 decreased 3.9% compared with a 3.8% increase for the same time period in 1999. We consider stores that have been open 18 months or more to be comparable; there were 595 such stores at October 28, 2000. The decrease in comparable store sales for the third quarter and the first nine months of fiscal 2000 was principally due to decreased sales in our junior, misses and plus-size separates categories.

During the third quarter of fiscal 2000, we opened seven stores and expanded the size of two stores. In addition, we relocated five stores and closed four under-performing stores. At October 28, 2000, we operated 661 stores, 33 more than at the comparable quarter-end last year. Stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales decreased to 28.4% in the third quarter of fiscal 2000 compared with 35.7% of net sales in the third quarter of fiscal 1999. For the first nine months of fiscal 2000 gross margin as a percentage of net sales decreased to 34.3% compared with 36.4% in fiscal 1999. In both the three- and nine-month periods presented, gross margin decreased due to an increase in markdowns in the third quarter of fiscal 2000.

Selling, general and administrative ("SG&A") expenses were 30.4% of net sales in the third quarter of fiscal 2000 compared with 28.1% of net sales in the third quarter of fiscal 1999. SG&A expenses were 24.6% of net sales in the first nine months of fiscal 2000 compared with 23.0% of net sales during the same time period in fiscal 1999. SG&A expenses in both periods increased as a percentage of net sales due to an increase in SG&A expense dollars combined with a decrease in comparable store sales during the corresponding periods. In both the three- and nine-month periods presented for fiscal 2000, SG&A expenses increased in dollars compared with the same time periods in fiscal 1999 primarily due to increased payroll expense in the stores and other store expenses associated with operating, on average, 38 and 34 more stores, respectively, year-over-year. Payroll expense in the stores increased due to a year-over-year increase in the average hourly wage rate which was slightly offset by a decrease in average store hours.

Store rent and related expenses per average store increased 14.9% in the third quarter of fiscal 2000 and 11.1% in the first nine months of fiscal 2000 compared with the same time periods last year. The increase in average store rent and related expenses in both the three- and nine-month periods presented is primarily due to the Company's store expansion strategy of opening larger, potentially higher volume stores and thus entering more costly sites with higher rents while closing older stores with lower average rent costs. Due to the increase in average store rent and the decrease in average store sales, store rent and related expenses were 11.2% of net sales in the third quarter of fiscal 2000 compared with 9.7% of net sales in the third quarter of fiscal 1999. Store rent and related expenses for the first nine months of fiscal 2000 increased to 9.0% of net sales compared with 8.0% of net sales during the same time period in fiscal 1999.

Depreciation and amortization expense was 2.0% of net sales in the third quarter of fiscal 2000 compared with 1.8% in the third quarter of fiscal 1999. Depreciation and amortization expense was 1.7% of net sales in the first nine months of fiscal 2000 compared with 1.6% of net sales during the same time period in fiscal 1999. In both the three- and nine-month periods presented for fiscal 2000, depreciation and amortization expense increased in dollars compared with the same time periods in fiscal 1999 primarily due to investments in new stores and software.

Interest expense was 1.0% of net sales in the third quarter of fiscal 2000 compared with 0.6% in the third quarter of fiscal 1999. In the first nine months of fiscal 2000, interest expense increased to 0.7% compared with 0.5% of net sales for the same time period in fiscal 1999. In both the three- and nine-month periods presented for fiscal 2000, interest expense increased in dollars compared with the same time periods in fiscal 1999 due to higher average interest rates resulting from the year-over-year increase in the Prime Rate and higher average levels of borrowings by the Company.

The Company's effective income tax benefit rate was approximately 43.2% in the first nine months of fiscal 2000. The effective income tax rate for the year ended January 29, 2000 was 9.4%, which was significantly less than the statutory rate due to the favorable adjustment of the remaining deferred tax asset valuation allowance in fiscal 1999.

Outlook

During the fourth quarter of fiscal 2000, we currently expect to open 6 new stores and expand or relocate 3 existing stores. The Company also plans to limit the number of new store openings in fiscal 2001 to no more than 10 new locations, while continuing its strategy of increasing the size of certain highly productive stores and closing unproductive stores. In an effort to address the decrease in comparable store sales, the Company has hired an experienced general merchandise manager and has repositioned its inventory with the goal of maximizing its strong-performing product categories during the fourth quarter. Nevertheless, the Company remains cautious in its sales and earnings expectations for the fourth quarter of 2000. In addition, in view of this year's disappointing operating results and indications of a potential softening of the economy, the Company is undergoing a careful review of its expense structure and the performance of its store portfolio.

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

Liquidity and Capital Resources

In the first nine months of fiscal 2000, net borrowings from our revolving credit facility were primarily used to purchase inventory and to open new stores, expand and remodel certain other stores and to invest in information technology. In the first nine months of fiscal 2000, the Company opened 16 more stores than during the same period in fiscal 1999.

In the first nine months of fiscal 1999, net cash provided by operating activities was primarily used to reduce the balance of the revolving credit facility and to open new stores, expand and remodel certain other stores and to purchase software.

Merchandise inventories at the end of the third quarter of fiscal 2000 decreased 3.7% in total and decreased 8.5% on an average store basis compared with the end of the third quarter of fiscal 1999 due to the Company's plan to better control inventory levels. In preparation for the holiday selling season, total merchandise inventories at the end of the third quarter of fiscal 2000 were 15.9% higher on an average store basis than at January 29, 2000, when inventory levels are typically lower. The level and source of inventories are subject to fluctuations because of our seasonal operations, opportunistic buying strategy and prevailing business conditions.

As a result of increased foreign purchases to strengthen strong-performing categories of merchandise for the holiday selling season, the level of outstanding documentary letters of credit increased to $7.6 million on October 28, 2000 compared with $4.1 million on October 30, 1999. We currently expect to continue to pursue opportunistic purchases of merchandise primarily from domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company.

Total accounts payable and amounts outstanding under the Company's credit facilities, including long-term portions thereof, increased 13.5% at the end of the third quarter of fiscal 2000 compared with the third quarter of fiscal 1999. This increase was primarily the result of the year-over-year increase in amounts outstanding under the revolving credit facility which was primarily used to sustain merchandise inventory levels and for increased capital expenditures. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations based on our changes in inventory levels and rate of capital expenditures.

Our credit facilities consist of a revolving credit facility to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's needs to purchase merchandise inventories from foreign sources. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at October 28, 2000.

We have a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with our primary lender through July 2003. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings and letters of credit under the revolving credit facility are based upon a borrowing base formula determined with respect to eligible inventory as defined in the agreement. At October 28, 2000, we had approximately $7.5 million in excess availability under the borrowing base formula.

We have an additional $8,000,000 letter of credit facility with a commercial bank through the earlier of June 2001 or termination of the revolving credit facility with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit.

We have a twenty-year mortgage loan agreement with a commercial bank payable in consecutive equal monthly installments through July 2017. At October 28, 2000, the mortgage loan had an unpaid balance of $7,474,000. The agreement is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to one million shares of the outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represents approximately 9.5% of the outstanding common stock of the Company. As of December 1, 2000, the Company had repurchased 205,900 shares of its outstanding common stock for an aggregate purchase price of $369,000 (average of $1.79 per share).

During fiscal 2000, we currently expect to spend approximately $9.0 million on capital expenditures, most of which will be used to open new stores, expand and relocate existing stores and invest in information technology. Our liquidity requirements in the foreseeable future are expected to be met through net cash provided by operations and the use of our credit facilities. If we believe it to be in the best interests of the Company, additional long-term debt, equity, capital leases or other permanent financing may be considered.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit facility would have increased pre-tax loss for the nine months ended October 28, 2000 by approximately $119,000 and decreased pre-tax income for the nine months ended October 30, 1999 by approximately $67,000.

Effect of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for the Company's fiscal year beginning February 4, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company's review of its contracts and agreements has not revealed any significant effect that the adoption of SFAS 133 will have on the Company's consolidated financial statements and disclosures.

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

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders
                           None

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits

                   10(a)* Employment Agreement dated October 30, 2000 between the Registrant and Thomas R. Kelly.

                   10(b)   Amended and Restated  Shareholder Rights Agreement by
                           and  between   the Registrant  and  Continental Stock
                           Transfer and Trust Company as rights agent dated as of October 25, 2000.

                   15 Acknowledgement of Deloitte & Touche LLP, independent accountants

                   27      Financial Data Schedule (electronic filing only)

                  (b)      Reports on Form 8-K

                  The Company was not required to, and did not, file any report on Form 8-K for the three-month period ended October 28, 2000.

                  *Denotes  a  management   contract  or  compensatory  plan  or
                   agreement.

SIGNATURES:       Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  December 11, 2000       /s/  Larry I. Kelley
                               --------------------
                               Larry I. Kelley
                               President and Chief Executive Officer
                               (principal executive officer)

Date:  December 11, 2000       /s/  H. Dane Reynolds
                               ---------------------
                               H. Dane Reynolds
                               Senior Vice President and Chief Financial Officer
                               (principal financial officer and principal
                               accounting officer)