Form 10-K405
period 2001-02-03
ONE PRICE CLOTHING STORES INC
filed 2001-04-25
CIK 812446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended February 3, 2001

                                       OR

|_| Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) For the transition period from

      Commission file number 0-15385

                         ONE PRICE CLOTHING STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          57-0779028
-----------------------------------------                -----------------------
   (State or other jurisdiction                             (I.R.S. Employer
         of organization)                                  Identification No.)

         1875 East Main Street
      Highway 290, Commerce Park
        Duncan, South Carolina                                    29334
-----------------------------------------                -----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (864) 433-8888

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 19, 2001:

Common Stock, $0.01 Par Value - $7,052,696

The number of shares outstanding of the issuer's classes of common stock as of April 19, 2001:

Common Stock, $0.01 Par Value - 10,298,191 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed with respect to the annual shareholders meeting to be held June 6, 2001 are incorporated by reference into
Part III.

PART I

ITEM 1. BUSINESS

General

One Price Clothing Stores, Inc. (the "Registrant" or the "Company") operates a chain of off-price specialty retail stores offering a wide variety of first quality, fashionable, in-season apparel and accessories for women and children. During fiscal 1997, the Company expanded its merchandise offerings to include additional categories and styles of merchandise to be sold at price points other than its previous uniform $7 price point. This merchandise mix expansion was designed to meet customer demand for items that the Company could not profitably offer for sale at a retail price of $7. The Company purchases merchandise at heavily discounted prices in large quantities from a broad mix of manufacturers, jobbers, importers and other suppliers. The Company is able to acquire such merchandise at heavily discounted prices because of imbalances between supply and demand, order cancellations and vendor needs for liquidity. The Company is able to take advantage of these circumstances because of its willingness to purchase large quantities and to buy goods later in the season than many other retailers. This purchasing strategy allows the Company to obtain favorable prices and to react quickly to seasonal fashion preferences and weather conditions affecting consumer spending. It is the Company's policy to offer only first quality apparel; the Company does not purchase "seconds" or irregular merchandise from its suppliers.

Fiscal Year

The Company's fiscal year ends on the Saturday nearest January 31. The Company's fiscal calendar is comparable with other retail companies. The period ended February 3, 2001 ("fiscal 2000") consists of 53 weeks. All other periods presented herein consist of 52 weeks. The Company's tax year, however, ends on the Saturday nearest December 31.

Company History and Organization

The Company opened its first store in August 1984. On February 9, 1994, a wholly-owned subsidiary of the Company, One Price Clothing of Puerto Rico, Inc., was incorporated in Puerto Rico. It commenced operations on May 28, 1994. On January 31, 1997, a wholly-owned subsidiary of the Company, One Price Clothing -- U.S. Virgin Islands, Inc. was incorporated in the U. S. Virgin Islands. It commenced operations on March 20, 1997. On June 11, 1997, a wholly-owned subsidiary, One Price Realty, Inc., was incorporated in South Carolina, to own the Company's corporate offices and distribution center facilities in Duncan, South Carolina. On October 31, 2000, a wholly-owned subsidiary, BestPrice! Southwest, LLC, was formed in Delaware to hold the Company's intangible property. As used herein, unless the context otherwise indicates, the "Company" refers to (i) One Price Clothing Stores, Inc., a Delaware corporation, (ii) the immediate predecessor of One Price Clothing Stores, Inc., a South Carolina corporation of the same name, (iii) the South Carolina corporation's predecessor, a North Carolina corporation organized in 1984 under the name J. K. Apparel, Inc., (iv) One Price Clothing of Puerto Rico, Inc., (v) One Price Clothing - U.S. Virgin Islands, Inc., (vi) One Price Realty, Inc., and (vii) BestPrice! Southwest, LLC.

Industry Segments

The Company operates in only one industry segment. All of the Company's assets and significant revenues and pre-tax operating results relate to retail sales of apparel and accessories to the general public through Company-operated stores. Other than operations in Puerto Rico and the U.S. Virgin Islands, the Company had no operations outside the continental United States at February 3, 2001 and no export sales. Reference is hereby made to the consolidated financial statements included in Part II for information about the Company's assets, net sales and operating results.

Operations

The Company operates a chain of off-price specialty retail stores offering a wide variety of first quality, fashionable, in-season apparel and accessories for women and children. The Company currently offers most of its apparel at prices ranging between $7 and $10 and offers certain additional categories and styles priced higher than $10 when the Company believes that such merchandise is clearly desired by the Company's customers. Such higher priced merchandise -- including denim, dresses, coordinated sets, sweaters and heavier jackets -- is offered primarily within the $10 to $15 price range. The Company currently offers men's apparel in approximately 225 stores.

In response to lower than expected operating results, the Company developed a restructuring plan during the fourth quarter of fiscal 2000. The plan includes initiatives designed to return the Company to profitability by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores are operating profitably. The plan calls for the closing of 42 low-volume, underperforming stores and elimination of 90 positions. As of February 3, 2001, the Company had closed 24 of the stores described in this plan. The remaining 18 stores are planned to close in its 52-week year ending February 2, 2002 ("fiscal 2001"). The fiscal 2000 restructuring plan is described further in Note I of Item 8 of this report.

The Company registered the trademark "One Price" with the United States Patent and Trademark Office in June 1990 for a ten-year period with the option to renew prior to expiration. The Company renewed this trademark in 2000. This trademark was accorded incontestable status by the United States Patent and Trademark Office. The Company registered the trademark "OPC Fashions" with the United States Patent and Trademark Office in January 1999 for a ten-year period with the option to renew prior to expiration. The Company considers the "One Price" and "OPC Fashions" trademarks to be valuable and significant to the conduct of its business. The Company has also registered "Ropa de Ninos a un Precio" and "OPC" in the United States. In accordance with the Company's entering the New England market under a new name during fiscal 2000, the Company applied for registration of the "OPC BestPrice!," "BestPrice!," "BestPrice! Fashions" and "BestPrice! Uniforms.com" trademarks.

The One Price Store. The Company's typical store has approximately 3,500 square feet, of which approximately 2,600 square feet is devoted to selling space. The Company's current strategy is to open stores with a somewhat larger selling area than this average and the Company expects to continue this approach. All of the Company's stores are located in leased facilities with convenient access to adequate parking or public transportation. At February 3, 2001, approximately 82% of the Company's stores were located in strip shopping centers and the remaining stores were located in central business districts or malls. The Company does not franchise its stores.

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

The Company's store operations department is headed by a Senior Vice President of Store Operations who is assisted by regional and district sales managers. Each of the six regional sales managers is responsible for approximately nine districts. Each district sales manager is responsible for approximately 11 stores and visits each store in his or her district on a regular basis to provide assistance in promoting sales, training, store layout and merchandise presentation, and to monitor adherence to the Company's operational and management policies.

Store Locations and Expansion. At February 3, 2001, the Company operated 641 stores in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company opened 44 stores, relocated or expanded 19 stores and closed 39 underperforming stores in fiscal 2000. The Company anticipates that it will open approximately 7 new stores in fiscal 2001. The Company will continue to monitor the individual performance of all stores. The Company currently expects to close the 18 remaining stores identified in its fiscal 2000 restructuring plan and additional underperforming stores, as it deems necessary, in fiscal 2001.

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

During fiscal 2000, the Company purchased merchandise from approximately 840 vendors, including manufacturers, jobbers, importers and other vendors. No vendor accounted for more than 10% of the Company's total purchases for the fiscal year. The number of vendors in any particular fiscal year fluctuates due to the Company's opportunistic buying strategy.

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

Merchandising. The Company's merchandising strategy emphasizes fashionable, in-season apparel and accessories for juniors, misses, plus-sized women and children. The Company also currently offers men's apparel in approximately 225 stores. The Company's target customers are value- and fashion-conscious women, primarily in lower- and middle-income brackets. The Company offers only first quality merchandise and emphasizes the value of its merchandise compared with similar merchandise sold elsewhere at higher prices. Women's apparel sold by the Company includes fashionable sportswear such as knit tops, blouses, shirts, pants, shorts, skirts, dresses, sweaters and blazers as well as fashionable career-oriented related separates and an array of intimate apparel. Over the last three fiscal years, the proportions of most categories of merchandise the Company has sold have remained fairly consistent and are as follows: As a percentage of net sales, plus-sized apparel sales were 22% in fiscal 2000 compared with 21% in both fiscal 1999 and fiscal 1998; accessory sales (such as scarves, watches, hair accessories, handbags, jewelry, fragrances and specialty gifts) were 11% in fiscal 2000 compared with 12% in both fiscal 1999 and fiscal 1998; and children's apparel sales were 9% in fiscal 2000 compared with 8% in the other years presented herein. As a percentage of net sales, women's (juniors and misses) apparel sales decreased to 56% in fiscal 2000 compared with 57% in fiscal 1999 and 59% in fiscal 1998. Men's apparel sales, established during the fourth quarter of fiscal 1998, comprised 3% of net sales in fiscal 2000 and 2% of net sales in fiscal 1999.

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

Seasonality

The Company has historically produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared with the third quarter (August - October) and fourth quarter (November - January). Management is unable to predict if this trend will continue in the future. However, management is developing merchandise strategies designed to increase sales volume in the third and fourth quarters.

Working Capital Requirements

The Company's revolving credit facility, which provides up to $37,500,000 of borrowing capacity (including a letter of credit sub-facility of up to $25,000,000), expires in July 2003. Borrowings under the facility are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). The Company's twenty-year mortgage agreement with a commercial bank at the original amount of $8,125,000 is secured by the land, buildings, fixtures and improvements located at the Company's Duncan, South Carolina corporate offices and distribution center. The Company also has an agreement, as amended, with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 2001 or termination of the Company's revolving credit facility with its primary lender. These lending agreements contain certain covenants and terms described in Items 7 and 8 of this report.

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

Revenues from retail sales are recognized at the time of the sale. The Company accepts cash, checks, debit cards and certain major credit cards. All stores offer a liberal exchange and return policy. A reserve for estimated merchandise returns is recorded in the period that the merchandise is sold.

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

Employees

At February 3, 2001, the Company had approximately 4,200 employees, of which approximately 44% were full-time employees. The Company, like other retailers, experiences a high turnover rate of full-time and part-time store employees but has not experienced excessive difficulties in hiring qualified personnel. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is good.

Private Securities Litigation Reform Act of 1995

See "Private Securities Litigation Reform Act of 1995" in Item 7.

ITEM 2. PROPERTIES

The Company leases all of its store locations. At February 3, 2001, the Company had 641 stores operating in 30 states, the District of Columbia, Puerto Rico and the U. S. Virgin Islands. The Company leases its stores under operating leases generally with initial terms of five years and with one to two renewal option periods of five years each. Leases typically contain kickout provisions based on an individual store's annual sales volume and/or the shopping center's occupancy. The leases generally provide for increased rents resulting from increases in operating costs and property taxes. Certain of the leases provide contingent or percentage rentals based upon sales volume, and other stores are leased on a month-to-month basis. To date, the Company has not experienced difficulty in obtaining leases for suitable locations for its stores on satisfactory terms. Approximately 95 existing store leases expire, or have initial lease terms containing lessee renewal options that may be exercised, during fiscal 2001. Management believes that the Company will not experience a significant increase in lease expense as a result of exercising renewal options or negotiating additional lease terms for such locations. The following is a list of store locations as of February 3, 2001:

                                                                     NUMBER OF
STATE                                                                 STORES
-----                                                                ---------
Alabama ...........................................................      12
Arizona ...........................................................       9
Arkansas ..........................................................       5
California ........................................................      61
Connecticut .......................................................       3
Florida ...........................................................      67
Georgia ...........................................................      39
Illinois ..........................................................      31
Indiana ...........................................................      11
Kansas ............................................................       3
Kentucky ..........................................................       4
Louisiana .........................................................      17
Maryland ..........................................................      17
Massachusetts .....................................................       6
Michigan ..........................................................      17
Mississippi .......................................................      10
Missouri ..........................................................      15
Nevada ............................................................       2
North Carolina ....................................................      28
New Jersey ........................................................      10
New Mexico ........................................................       5
New York ..........................................................      15
Ohio ..............................................................      13
Oklahoma ..........................................................       7
Pennsylvania ......................................................      19
Puerto Rico .......................................................      36
South Carolina ....................................................      31
Tennessee .........................................................      18
Texas .............................................................      99
U.S. Virgin Islands ...............................................       2
Virginia ..........................................................      21
Washington, DC ....................................................       4
Wisconsin .........................................................       4
                                                                        ---
TOTAL STORES ......................................................     641
                                                                        ===

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

The Company's common stock is traded under the symbol ONPR in the National Market System of NASDAQ. As of April 19, 2001, there were approximately 400 shareholders of record.

On April 16, 2001, the Company received notification from NASDAQ that the Company's stock price is not in compliance with NASDAQ's one dollar per share minimum bid price rule required for continued listing. In response, the Company requested and has been granted a hearing scheduled on May 31, 2001 with the NASDAQ Listing Qualifications Panel to determine whether the Company's common stock qualifies for continued listing. While the Company has no assurance that NASDAQ will grant the Company's request for continued listing on the NASDAQ National Market, the Company currently expects that, should its request not be granted, its common stock will continue to trade on the NASDAQ Over-The-Counter Bulletin Board electronic quotation system.

Since its inception, the Company has never paid cash dividends. The Company's credit agreement contains covenants which, among other things, prohibit the Company from paying dividends. Currently, the Board of Directors intends to continue its policy of retaining earnings for operations, debt repayment and expansion of the business.

The quarterly high and low sales prices of the Company's common stock as quoted by NASDAQ are shown below:

                            Fiscal Year Ended        Fiscal Year Ended
                             February 3, 2001         January 29, 2000
                            -----------------        -----------------
                             High         Low         High         Low

                First        3 5/8       2 3/8       5 3/4         3 11/16
                Second       3 1/4       1 1/2       5 9/16        3 5/8
                Third        2 3/8         3/4       5 1/16        3 1/16
                Fourth       1 3/8         1/2       3 31/32       2 5/32

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company for each of the five fiscal years ended February 1, 1997 through February 3, 2001. The selected consolidated financial data as of February 3, 2001 and January 29, 2000 and for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, are extracted from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included under Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K. Selected consolidated financial data as of and for all other periods were derived from audited consolidated financial statements not contained within this Form 10-K.

                                                                           Fiscal Year Ended
                                                   -------------------------------------------------------------------
                                                   February 3,    January 29,  January 30,   January 31,   February 1,
                                                      2001           2000         1999          1998          1997
                                                   -----------    -----------  -----------   -----------   -----------
Dollars in thousands except per share amounts

1  Net sales                                        $ 355,624       336,847      328,059       302,285       298,986
2  Restructuring charge (credit)                    $   1,017            --         (385)        2,265            --
3  (Loss) income before income taxes                $  (9,130)        7,809        5,497       (13,493)       (1,994)
4  Net (loss) income                                $  (5,366)        7,074        4,383       (11,320)       (1,267)
5  Diluted net (loss) income per common share       $   (0.52)         0.67         0.42         (1.08)        (0.12)
6  Weighted average number of common shares
     (000) - diluted                                #  10,417        10,580       10,494        10,436        10,401
7  Number of common shares outstanding at
     period-end (000)                               #  10,293        10,489       10,440        10,436        10,436
8  Cash dividends declared per common share         $      --            --           --            --            --
9  Current assets                                   $  57,428        57,064       55,387        48,331        61,891
10 Long-term assets                                 $  49,206        38,891       37,440        39,781        39,076
11 Total assets                                     $ 106,634        95,955       92,827        88,112       100,967
12 Current liabilities                              $  56,594        40,921       44,741        44,080        48,722
13 Long-term debt (including capital leases)        $   8,764         7,879        8,057         8,359         4,868
14 Deferred income tax liability                    $      --            42           --            --           718
15 Other noncurrent liabilities                     $   2,394         2,512        2,612         2,651         2,317
16 Shareholders' equity                             $  38,881        44,601       37,417        33,022        44,342
17 Stores opened (closed) during the period, net    #       4            18          (42)           15           (43)
18 Stores operating at period-end                   #     641           636          618           660           645
19 Number of full and part-time employees at
     period-end                                     #   4,200         4,300        3,900         4,269         4,105
20 Number of weeks per fiscal year                  #      53            52           52            52            52

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

The following table sets forth, for the three most recent fiscal years, certain financial statement elements expressed as a percentage of net sales:

                                                                    Fiscal Year Ended
                                                 ---------------------------------------------------------
                                                 February 3, 2001    January 29, 2000     January 30, 1999
                                                 ----------------    ----------------     ----------------
PERCENTAGE OF NET SALES
Net sales                                               100.0%             100.0%              100.0%
Cost of goods sold                                       65.9%              64.0%               64.6%
                                                        ------             -----               ------
Gross margin                                             34.1%              36.0%               35.4%
                                                        ------             -----               ------
Selling, general and administrative expenses             24.8%              23.3%               23.5%
Store rent and related expenses                           9.1%               8.2%                8.1%
Depreciation and amortization expense                     1.7%               1.6%                1.6%
Restructuring charge (credit)                             0.3%               0.0%               (0.1)%
Interest expense                                          0.8%               0.6%                0.6%
                                                        ------             -----               ------
                                                         36.7%              33.7%               33.7%
                                                        ------             -----               ------

(Loss) income before income taxes                        (2.6%)              2.3%                1.7%
(Benefit from) provision for income taxes                (1.1%)              0.2%                0.4%
                                                        ------             -----               ------
Net (loss) income                                        (1.5%)              2.1%                1.3%
                                                        ======             =====               ======
Stores in operation at period-end                         641                636                 618
                                                        ======             =====               ======

FISCAL YEAR ENDED FEBRUARY 3, 2001 (FISCAL 2000) (53 WEEKS) COMPARED WITH FISCAL YEAR ENDED JANUARY 29, 2000 (FISCAL 1999) (52 WEEKS)

Net sales in fiscal 2000 increased 5.6% to $355.6 million compared with $336.8 million in fiscal 1999. The increase in net sales is primarily due to operating, on average, 31 more stores in fiscal 2000 than fiscal 1999. Additionally, fiscal 2000 contained 53 weeks while fiscal 1999 contained 52 weeks. In fiscal 2000, comparable store sales decreased 3.5% for the year compared with fiscal 1999 due to transitioning merchandise between seasons too slowly combined with comparable sales decreases in certain of the Company's separates apparel categories. Comparable stores are those stores in operation at least 18 months and there were 574 such stores at February 3, 2001.

During fiscal 2000, the Company opened 44 stores, relocated or expanded 19 stores and closed 39 underperforming stores. During fiscal 1999, the Company opened 31 stores, relocated or expanded 20 stores and closed 13 underperforming stores.

In response to lower than expected operating results, the Company developed a restructuring plan during the fourth quarter of fiscal 2000. The plan includes initiatives designed to return the Company to profitability by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores are operating profitably. The plan calls for the closing of 42 low-volume, underperforming stores and elimination of 90 positions. As of February 3, 2001, the Company had closed 24 of the stores described in this plan. The remaining 18 stores are planned to close in fiscal 2001.

Gross margin as a percentage of net sales was 34.1% in fiscal 2000 compared with 36.0% in fiscal 1999. This decrease in gross margin as a percentage of net sales was primarily the result of two reasons: 1) Increased markdowns which resulted from the slow transition of merchandise between seasons followed by the sell-off of this remaining inventory and 2) the merchandise mix which contained a higher proportion of merchandise carrying lower margins than in fiscal 1999.

Selling, general and administrative ("SG&A") expenses increased to 24.8% as a percentage of net sales in fiscal 2000 from 23.3% in fiscal 1999. Total SG&A expenses increased as a percentage of net sales due to operating a higher proportion of new stores with higher average sales expectations than were realized and resulting higher average operating costs. Total SG&A expenses in dollars increased year-over-year primarily due to operating, on average, 31 more stores in fiscal 2000 than fiscal 1999. Additionally, fiscal 2000 contained 53 weeks while fiscal 1999 contained 52 weeks. Salaries and wages in the Company's stores increased in dollars year-over-year due to an increase in the average hourly wage rate.

Store rent and related expenses increased to 9.1% of net sales in fiscal 2000 compared with 8.2% of net sales in fiscal 1999 due to the increase in the Company's average store rent and related expenses coupled with a decrease in comparable store sales. Average store rent and related expenses increased by 10.8% in fiscal 2000 compared with fiscal 1999. The increase in average store rent and related expenses is primarily due to the Company's store expansion strategy of opening larger, higher volume stores (which typically are more costly sites with higher rents) while closing older, underperforming stores which generally have lower average rent costs.

Depreciation and amortization expense as a percentage of net sales was 1.7% of net sales in fiscal 2000 compared with 1.6% of net sales in fiscal 1999. Depreciation and amortization expense in dollars increased in fiscal 2000 when compared with fiscal 1999 due primarily to the year-over-year increase in capital expenditures.

Interest expense increased to 0.8% of net sales in fiscal 2000 compared with 0.6% of net sales in fiscal 1999. Interest expense in dollars also increased in fiscal 2000 when compared with fiscal 1999 primarily due to the higher average levels of borrowings on the revolving credit facility in fiscal 2000 versus fiscal 1999.

The effective income tax benefit rate for fiscal 2000 was 41.2% compared with an effective income tax provision rate of 9.4% in fiscal 1999, which was unusually low due to the favorable adjustment of the remaining deferred tax asset valuation allowance in fiscal 1999. Based on the Company's belief that it is more likely than not that its net deferred tax assets will be realized, the Company has not established a valuation allowance as of February 3, 2001. However, recoverability of the deferred tax assets depends principally upon the Company's ability to generate sufficient future taxable income prior to the expiration of its tax carryforwards.

OUTLOOK

During fiscal 2001, the Company will continue to focus its efforts on improving sales in existing stores while maintaining its margin and cost-containment targets. As part of this strategy, the Company plans to focus on its core merchandising strategies and effectively monitor the merchandise mix and demographic profiles of its stores. The Company also plans to increase the size of certain highly productive stores, and open approximately 7 new stores in fiscal 2001. The Company will to continue to open or relocate stores under the "BestPrice! Fashions" name developed in fiscal 2000. The Company currently expects to close the 18 remaining stores identified in its fiscal 2000 restructuring plan and additional underperforming stores, as it deems necessary, in fiscal 2001.

Average store rent and related expenses are expected to increase in fiscal 2001 due to the location and the increase in the average square footage of stores planned to open in fiscal 2001 and the closing of older, lower-volume stores. Management will seek to leverage these increases through improved average store sales volume. Also, the Company has approximately 95 existing leases that expire or have initial lease terms containing lessee renewal options which may be exercised in fiscal 2001. Management believes that the Company will not experience a material increase in aggregate store rents as a result of renewal options or negotiating new lease terms for such locations.

FISCAL YEAR ENDED JANUARY 29, 2000 (FISCAL 1999) (52 WEEKS) COMPARED WITH FISCAL YEAR ENDED JANUARY 30, 1999 (FISCAL 1998) (52 WEEKS)

Net sales in fiscal 1999 increased 2.7% to $336.8 million compared with $328.1 million in fiscal 1998. In fiscal 1999, the Company achieved an increase in net sales while operating an average of 10 fewer stores than in fiscal 1998. The increase in net sales was primarily due to the Company's strategy of continuing to offer high-quality, in-season fashionable merchandise, combined with increased marketing efforts, including signage, direct mail and other advertising, as well as opening larger stores with more desirable locations. In fiscal 1999, comparable store sales increased 2.5% for the year compared with fiscal 1998. Comparable stores are those stores in operation at least 18 months and there were 602 such stores at January 29, 2000.

During fiscal 1999, the Company opened 31 stores, relocated or expanded 20 stores and closed 13 underperforming stores. In accordance with a decision to limit new store openings under the restructuring plan announced in the fourth quarter of fiscal 1997, the Company opened 7 stores during fiscal 1998, relocated 5 stores and closed 49 underperforming stores.

Gross margin as a percentage of net sales was 36.0% in fiscal 1999 compared with 35.4% in fiscal 1998. This increase in gross margin as a percentage of net sales was primarily achieved through a combination of improved original markups and the Company's merchandise management strategies which emphasized a more profitable product mix. Distribution costs as a percentage of net sales remained flat year-over-year due to higher levels of net sales and the Company maintaining levels of efficiencies achieved in its distribution center. Merchandising costs slightly increased as a percentage of net sales due to adding resources consistent with the Company's strategy of matching merchandise to regional customer preferences.

SG&A expenses decreased to 23.3% as a percentage of net sales in fiscal 1999 from 23.5% in fiscal 1998. This decrease in SG&A expenses as a percentage of net sales was primarily achieved through the leverage provided by higher year-over-year net sales, as well as a favorable fourth quarter 1999 adjustment to match the Company's workers' compensation liability with annual actuarial estimates. Total SG&A expenses increased in dollars year-over-year primarily due to increases in salaries and wages in the Company's stores. These increases were due to an increase in the average hourly wage rate, which was partially offset by a decrease in average store hours.

Store rent and related expenses increased to 8.2% of net sales in fiscal 1999 compared with 8.1% of net sales in fiscal 1998 due to the increase in the Company's average store rent and related expenses. Average store rent and related expenses increased by 5.6% in fiscal 1999 compared with fiscal 1998. The increase in average store rent and related expenses was primarily due to the Company's store expansion strategy of opening larger, higher volume stores (which typically are more costly sites with higher rents) while closing older, underperforming stores which generally have lower average rent costs.

Depreciation and amortization expense as a percentage of net sales was leveraged at 1.6% of net sales in both fiscal 1999 and fiscal 1998 due to the increase in year-over-year net sales. Depreciation and amortization expense in dollars increased in fiscal 1999 when compared with fiscal 1998 due primarily to the year-over-year increase in capital expenditures.

Interest expense was leveraged at 0.6% of net sales in both fiscal 1999 and fiscal 1998. Interest expense in dollars decreased in fiscal 1999 when compared with fiscal 1998. This decrease was primarily due to lower average borrowings and lower average interest rates in fiscal 1999 versus fiscal 1998, which was supported by the increase in cash flows from operating activities.

The effective income tax provision rate for fiscal 1999 was 9.4% compared with 20.3% in fiscal 1998. The decrease in the Company's effective income tax rate was primarily attributable to the favorable adjustment of the remaining deferred tax asset valuation allowance in fiscal 1999 compared with the smaller favorable valuation allowance adjustment in fiscal 1998.

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

The Company's credit facilities consist of a revolving credit facility to meet the Company's short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's needs to purchase merchandise inventories from foreign sources. Collectively, the Company's credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at February 3, 2001. A summary of the Company's credit facilities follows. Please refer to Note B to the Consolidated Financial Statements.

The Company has a $37,500,000 revolving credit facility (including a $25,000,000 letter of credit sub-facility) with its primary lender through July 2003. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. On February 12, 2001, the agreement was amended to increase availability under the borrowing base formula of up to $4,000,000 (with no increase in the overall facility size). Under the amendment, the availability formula will revert to its pre-amended status in June 2001. At February 3, 2001, the Company had approximately $1.6 million of excess availability under the borrowing base formula (or $3.3 million when restated to reflect the effect of the February 2001 amendment).

The maximum and average amounts outstanding during fiscal 2000 and fiscal 1999 and amounts outstanding at the end of such periods for the revolving credit facility are disclosed in Note B to the Consolidated Financial Statements in
Item 8 of this document.

The Company has a twenty-year mortgage loan agreement with a commercial bank payable in 240 consecutive equal monthly installments through July 2017. At February 3, 2001, the mortgage loan had an unpaid balance of $7,411,000. The agreement is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements.

The Company has an $8,000,000 letter of credit facility with a commercial bank through the earlier of June 2001 or termination of the revolving credit facility with the Company's primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit.

The Company's weighted average interest rate for all borrowings was 8.7% and 8.2% in fiscal 2000 and fiscal 1999, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $4,808,000 and $4,375,000 at February 3, 2001 and January 29, 2000, respectively.

Net cash used in operating activities for fiscal 2000 was $4,693,000. Net cash used in operating activities in fiscal 2000 was primarily the result of the decrease in the Company's year-over-year results of operations and changes in income tax accounts. Net cash provided by operating activities for fiscal 1999 and 1998 was $8,477,000 and $3,923,000, respectively. The increase in net cash provided by operating activities in fiscal 1999 compared with fiscal 1998 is primarily the result of an improvement in the Company's year-over-year results of operations and a decrease in merchandise inventories.

At February 3, 2001, total merchandise inventories decreased 0.5% to $43,894,000 compared with $44,125,000 at January 29, 2000. The decrease in total merchandise inventories was primarily attributable to lower levels of merchandise in-transit to the Company's distribution center from its vendors and lower levels of merchandise in the Company's distribution center, which more than offset an increase in in-store inventories reflecting the increased number of stores at February 3, 2001. Presently, the Company principally relies on opportunistic purchases on inventory from domestic vendors. In fiscal 2000, import purchases (including freight and duty) were 8% of total purchases compared with 9% in fiscal 1999. The level and source of inventories are subject to fluctuations because of the Company's opportunistic buying strategy and prevailing business conditions.

Net cash used in investing activities for fiscal 2000, 1999 and 1998 was $9,416,000, $6,981,000 and $3,151,000, respectively, and was primarily used for leasehold improvements and equipment for new stores opened each year, as well as information technology expenditures including software and hardware upgrades. The amounts of cash used in investing activities varied year to year as a result of the Company's opening 44 stores in fiscal 2000, 31 stores in fiscal 1999 and 7 stores in fiscal 1998.

Net cash of $15,691,000 was provided by financing activities in fiscal 2000 primarily as a result of net borrowings from the Company's revolving credit facility, which provided the Company with cash to open stores and to fund fiscal 2000 operations. Net cash of $1,376,000 was used in financing activities in fiscal 1999 primarily as a result of the net repayments of the revolving credit facility and the mortgage loan facility, as well as the payment of capital lease obligations. Net cash of $181,000 was used in financing activities in fiscal 1998 primarily as a result of the repayment of the Company's mortgage loan facility and the payment of capital lease obligations which, combined, exceeded the net borrowings from the Company's revolving credit facilities.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to one million shares of the outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represents approximately 9.5% of the outstanding common stock of the Company. As of February 3, 2001, the Company had repurchased 235,900 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $1.66 per share).

In fiscal 2001, the Company plans to spend approximately $2.8 million on capital expenditures, most of which will be used to open approximately seven new stores, and to remodel, re-fixture, expand and relocate existing stores, and invest in information technology. The Company's liquidity requirements in the foreseeable future are expected to be met principally through the use of its credit facilities and through cash provided by operations. In addition, the Company plans to reduce working capital needs by, among other things, reducing expenses by implementing its fiscal 2000 restructuring plan and by sharply reducing its capital expenditures. If deemed by management to be in the best interest of the Company, additional long-term debt, equity, capital leases, or other permanent financing may be considered.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit facility for fiscal 2000 and fiscal 1999 would have decreased pre-tax income by approximately $187,000 and $97,000 for the respective time periods. Due to the fixed-rate nature of the mortgage loan agreement, a hypothetical 100 basis point adverse change (decrease) in interest rates would have increased the estimated fair value of the Company's mortgage loan agreement by approximately $506,000 and $543,000 at February 3, 2001 and January 29, 2000, respectively, but would have had no effect on the Company's results of operations or cash flows for fiscal 2000 and fiscal 1999.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for the Company's fiscal year beginning February 4, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on February 4, 2001 had no effect on the Company's consolidated financial statements.

Private Securities Litigation Reform Act of 1995

All statements contained in this Annual Report on Form 10-K as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," "projects," "should," "will" and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in fiscal 2001 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions, including the possibility of a slowdown in consumer demand arising from rising energy prices, fluctuations in interest rates and other economic factors; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; whether or not offering for sale new categories of merchandise including, but not limited to, menswear, will increase sales and operating results; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk and Risk Management Policy" in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have audited the accompanying consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 3, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2001 and January 29, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
March 9, 2001

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               February 3,       January 29,
                                                                                   2001              2000
                                                                              -------------     -------------
Assets
CURRENT ASSETS
  Cash and cash equivalents                                                   $   4,120,000     $   2,538,000
  Miscellaneous receivables, net of allowance for doubtful accounts
     of $76,000 and $94,000, respectively                                         2,245,000         1,867,000
  Merchandise inventories                                                        43,894,000        44,125,000
  Federal and state income taxes receivable                                       1,192,000         2,164,000
  Prepaid expenses                                                                5,583,000         4,744,000
  Deferred income taxes                                                             394,000         1,626,000
                                                                              -------------     -------------
     TOTAL CURRENT ASSETS                                                        57,428,000        57,064,000

PROPERTY AND EQUIPMENT, net                                                      36,014,000        34,155,000

DEFERRED INCOME TAXES                                                             6,114,000                --

OTHER ASSETS                                                                      7,078,000         4,736,000
                                                                              -------------     -------------
                                                                              $ 106,634,000     $  95,955,000
                                                                              =============     =============

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Accounts payable                                                            $  20,231,000     $  23,390,000
  Current portion of long-term debt and revolving credit facility                28,760,000        11,352,000
  Accrued salaries and wages                                                      2,085,000         2,056,000
  Accrued employee benefits                                                       1,741,000         1,861,000
  Income taxes payable                                                              938,000                --
  Other accrued and sundry liabilities                                            2,839,000         2,262,000
                                                                              -------------     -------------
     TOTAL CURRENT LIABILITIES                                                   56,594,000        40,921,000
                                                                              -------------     -------------

LONG-TERM DEBT                                                                    7,205,000         7,582,000
                                                                              -------------     -------------
OTHER NONCURRENT LIABILITIES                                                      3,954,000         2,851,000
                                                                              -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 - authorized and
     unissued  500,000 shares
  Common stock, par value $0.01 - authorized 35,000,000 shares;
     issued and outstanding 10,293,191 and 10,489,091 shares, respectively          103,000           105,000
  Additional paid-in capital                                                     11,634,000        11,625,000
  Retained earnings                                                              27,556,000        32,922,000
  Less:  Treasury stock -- 235,900 shares at cost                                  (390,000)               --
         Unearned compensation - restricted stock awards                            (22,000)          (51,000)
                                                                              -------------     -------------
                                                                                 38,881,000        44,601,000
                                                                              -------------     -------------
                                                                              $ 106,634,000     $  95,955,000
                                                                              =============     =============

See notes to consolidated financial statements

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Fiscal Year Ended
                                                ------------------------------------------------

                                                  February 3,      January 29,      January 30,
                                                     2001             2000             1999
                                                -------------     -------------    -------------
NET SALES                                       $ 355,624,000     $ 336,847,000    $ 328,059,000
Cost of goods sold                                234,270,000       215,731,000      211,893,000
                                                -------------     -------------    -------------
GROSS MARGIN                                      121,354,000       121,116,000      116,166,000

Selling, general and administrative expenses       88,280,000        78,361,000       77,158,000
Store rent and related expenses                    32,235,000        27,711,000       26,653,000
Depreciation and amortization expense               6,215,000         5,340,000        5,115,000
Restructuring charge (credit)                       1,017,000                --         (385,000)
Interest expense                                    2,737,000         1,895,000        2,128,000
                                                -------------     -------------    -------------

                                                  130,484,000       113,307,000      110,669,000
                                                -------------     -------------    -------------

(LOSS) INCOME BEFORE INCOME TAXES                  (9,130,000)        7,809,000        5,497,000

(Benefit from) provision for income taxes          (3,764,000)          735,000        1,114,000
                                                -------------     -------------    -------------

NET (LOSS) INCOME                               $  (5,366,000)    $   7,074,000    $   4,383,000
                                                =============     =============    =============

NET (LOSS) INCOME PER COMMON SHARE -
    BASIC                                       $       (0.52)    $        0.68    $        0.42
                                                =============     =============    =============

NET (LOSS) INCOME  PER COMMON SHARE -
    DILUTED                                     $       (0.52)    $        0.67    $        0.42
                                                =============     =============    =============

Weighted average number of common shares
    outstanding - basic                            10,417,110        10,461,925       10,437,102
                                                =============     =============    =============

Weighted average number of common shares
    outstanding - diluted                          10,417,110        10,579,852       10,493,816
                                                =============     =============    =============

See notes to consolidated financial statements

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        Restricted
                                           Common Stock       Additional                               Stock Awards-
                                      ---------------------     Paid-in      Retained      Treasury      Unearned
                                        Shares      Amount      Capital      Earnings        Stock     Compensation       Total
                                      ----------   --------   -----------   -----------    ---------   -------------   -----------
Balance at January 31, 1998           10,435,531   $104,000   $11,453,000   $21,465,000           --            --     $33,022,000
 Stock options exercised                   4,000         --        11,000            --           --            --          11,000
 Tax effect of options exercised              --         --         1,000            --           --            --           1,000
 Net income                                   --         --            --     4,383,000           --            --       4,383,000
                                      ----------   --------   -----------   -----------    ---------      --------     -----------
Balance at January 30, 1999           10,439,531    104,000    11,465,000    25,848,000           --            --      37,417,000
 Stock options exercised                  29,560      1,000        80,000            --           --            --          81,000
 Tax effect of options exercised              --         --        20,000            --           --            --          20,000
 Net restricted stock activity            20,000         --        60,000            --           --      $(51,000)          9,000
 Net income                                   --         --            --     7,074,000           --            --       7,074,000
                                      ----------   --------   -----------   -----------    ---------      --------     -----------
Balance at January 29, 2000           10,489,091    105,000    11,625,000    32,922,000           --       (51,000)     44,601,000
 Stock options exercised                   5,000         --        12,000            --           --            --          12,000
 Repurchase of treasury stock           (235,900)    (2,000)           --            --    $(390,000)           --        (392,000)
 Net restricted stock activity            35,000         --        (3,000)           --           --        29,000          26,000
 Net loss                                     --         --            --    (5,366,000)          --            --      (5,366,000)
                                      ----------   --------   -----------   -----------    ---------      --------     -----------
Balance at February 3, 2001           10,293,191   $103,000   $11,634,000   $27,556,000    $(390,000)     $(22,000)    $38,881,000
                                      ==========   ========   ===========   ===========    =========      ========     ===========

See notes to consolidated financial statements

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Fiscal Year Ended
                                                                                       --------------------------------------------
                                                                                        February 3,     January 29,     January 30,
                                                                                            2001           2000            1999
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                   $ (5,366,000)   $  7,074,000    $  4,383,000
   Adjustments to reconcile net (loss) income  to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                     6,215,000       5,340,000       5,115,000
        Provision for supplemental post-retirement benefits                                      --         109,000         113,000
        Deferred income taxes                                                            (4,924,000)       (816,000)       (768,000)
        Provision for impairment of and losses on disposal of property and equipment      1,884,000         547,000          52,000
        Changes in operating assets and liabilities:
             (Increase) decrease in miscellaneous receivables and prepaid expenses       (1,288,000)     (1,281,000)      1,039,000
             Decrease (increase) in merchandise inventories                                 231,000       1,514,000     (10,131,000)
             Decrease (increase) in federal and state income taxes receivable             1,910,000        (841,000)      3,335,000
             (Decrease) increase in accounts payable and other liabilities               (3,214,000)     (3,218,000)        491,000
             (Increase) decrease in other noncurrent assets                                (181,000)         59,000         276,000
             Increase (decrease) in other noncurrent liabilities                             40,000         (10,000)         18,000
                                                                                       ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (4,693,000)      8,477,000       3,923,000
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                  (9,041,000)     (5,981,000)     (2,438,000)
    Proceeds from sale of property and equipment                                            552,000              --              --
    Purchases of other noncurrent assets (primarily software)                              (997,000)       (930,000)       (782,000)
    Repayment of (issuance of) related party loans                                           70,000         (70,000)         69,000
                                                                                       ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (9,416,000)     (6,981,000)     (3,151,000)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayment of) revolving credit facility                           17,374,000        (659,000)        321,000
  Repayment of long term debt                                                              (344,000)       (160,000)       (147,000)
  Payment of capital lease obligations                                                     (692,000)       (382,000)       (226,000)
  Debt financing costs incurred                                                            (124,000)        (78,000)        (42,000)
  Decrease in amount due to related parties                                                (143,000)       (178,000)        (98,000)
  Purchase of treasury stock                                                               (392,000)             --              --
  Proceeds from exercise of stock options                                                    12,000          81,000          11,000
                                                                                       ------------    ------------    ------------
NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     15,691,000      (1,376,000)       (181,000)
                                                                                       ------------    ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     1,582,000         120,000         591,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF FISCAL YEAR                                     2,538,000       2,418,000       1,827,000
                                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF  FISCAL YEAR                                       $  4,120,000    $  2,538,000    $  2,418,000
                                                                                       ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                                        $  2,765,000    $  1,758,000    $  2,121,000
  Income taxes paid                                                                         310,000       2,388,000         677,000
  Noncash financing activities:
      Capital leases                                                                      2,390,000         506,000         106,000
      Issuance of restricted stock awards                                                    99,000          60,000              --

See notes to consolidated financial statements

ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Operations and Summary of Significant Accounting Policies

Business: One Price Clothing Stores, Inc. and subsidiaries (the "Company") operates a chain of off-price specialty retail stores offering a wide variety of first quality, fashionable, in-season apparel and accessories for women and children. Accordingly, the Company operates in one business segment. The Company currently offers most of its apparel prices ranging between $7 and $10 and offers certain additional categories and styles at prices higher than $10 when such merchandise is clearly desired by the Company's customers. Such higher priced merchandise is currently offered at prices up to $15. At February 3, 2001, the Company operated 641 stores in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Fiscal Year: The Company's fiscal year ends on the Saturday nearest January 31. The period ended February 3, 2001 ("fiscal 2000") consists of 53 weeks. All other periods presented herein consist of 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made in the preparation of these financial statements include the Company's reserves for inventory, accrual for workers' compensation and group health insurance, and valuation allowance for deferred tax assets.

Fair Value of Financial Instruments: The estimated fair values of the Company's financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and the Company's revolving credit facility, approximate their carrying values at February 3, 2001 and January 29, 2000, due to their short-term nature or variable interest rates. The fair value of the Company's mortgage loan (see Note B) at February 3, 2001 and January 29, 2000 is calculated based on discounted cash flows using the estimated currently available borrowing rate.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost (computed using the first-in, first-out (FIFO) retail method) or market.

Property and Equipment: Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed by the straight-line method, based on estimated useful lives of 10 years for land improvements, 33 to 40 years for buildings, 5 to 10 years for leasehold improvements and 3 to 15 years for fixtures and equipment.

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

Purchased and Internally Developed Software: Purchased and internally developed software are included in other assets and are amortized over their estimated useful life of 5 years using the straight-line method. The gross amount of such software was $3,896,000 and $2,978,000 at February 3, 2001 and January 29, 2000, respectively. Accumulated amortization of such software was $1,594,000 and $923,000 at February 3, 2001 and January 29, 2000, respectively.

Store Closing and Impairment Costs: The Company evaluates whether assets, largely store leasehold improvements and fixtures and equipment, may be impaired based on store lease termination and renewal decisions and estimated undiscounted future cash flows of the individual stores. For stores which are determined to be impaired, leasehold improvements and fixtures and equipment are written down based upon management's estimate of recoverability. Charges for impairment are recorded as a component of SG&A expenses. At the time management commits to close a store, a provision is made for any remaining store lease obligation after closing or penalty, if any, to cancel the lease obligation.

Revenue Recognition: Revenues from retail sales are recognized at the time of the sale. An estimate for merchandise returns is recorded in the period that the merchandise is sold.

Store Preopening Costs: Costs associated with the opening of new stores are expensed as incurred.

Advertising and Promotional Costs: Advertising and promotional costs are expensed when incurred. Such expenses were $1,573,000, $887,000 and $623,000 in fiscal 2000, 1999 and 1998, respectively.

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

Stock Repurchase Program: On August 2, 2000, the Board of Directors authorized the Company to repurchase up to one million shares of the outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represents approximately 9.5% of the outstanding common stock of the Company. As of February 3, 2001, the Company had repurchased 235,900 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $1.66 per share).

Reclassifications: Certain amounts included in prior periods' financial statements have been reclassified to conform to the fiscal 2000 presentation.

Effect of New Accounting Pronouncements: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for the Company's fiscal year beginning February 4, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on February 4, 2001 had no effect on the Company's consolidated financial statements.

NOTE B - Credit Facilities

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

Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. On February 12, 2001, the agreement was amended to increase availability under the borrowing base formula of up to $4,000,000 (with no increase in the overall facility size). Under the amendment, the availability formula will revert to its pre-amended status in June 2001. At February 3, 2001, the Company had approximately $1.6 million of excess availability under the borrowing base formula (or $3.3 million when restated to reflect the effect of the February 2001 amendment). The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. The Company is charged a commitment fee of 0.25% on the unused portion of the revolving credit facility.

The Company's amended revolving credit agreement contains certain covenants which, among other things, prohibit the Company from paying dividends, restrict the ability of the Company to incur other indebtedness or encumber or dispose of assets, and limit the amount of its own stock the Company can repurchase. Under this agreement, the Company is required to maintain a $5,000,000 minimum level of working capital (excluding amounts outstanding under the revolving credit agreement) and to maintain a $25,000,000 minimum adjusted net worth (both as defined in the revolving credit agreement).

The maximum and average amounts outstanding during fiscal 2000 and 1999 and amounts outstanding at the end of such periods for the revolving credit facility are presented as follows:

                                                          Fiscal Year Ended
                                                    ----------------------------
                                                     February 3,     January 29,
                                                        2001             2000
                                                    -----------      -----------
Revolving Credit Facility:
     Maximum amounts outstanding                    $31,647,000      $19,456,000
     Average amounts outstanding                     18,656,000        9,737,000
     Outstanding at period end                       28,553,000       11,179,000

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000. This agreement was amended in June 2000 to extend the term of the agreement through the earlier of June 2001 or termination of the Company's revolving credit facility with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement requires that the Company's working capital and minimum net worth requirements be at the same level as that required by the Company's primary lender under the revolving credit agreement. The agreement contains certain restrictive covenants, which are substantially the same as those within the Company's amended revolving credit facility discussed above.

The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $4,808,000 and $4,375,000 at February 3, 2001 and January 29, 2000, respectively.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Such secured real property had a net book value of $13.3 million at February 3, 2001. The mortgage loan, which had a balance of $7,411,000 at February 3, 2001, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

Annual maturities of the mortgage loan are as follows:

                    Fiscal Year                              Amount
                    -----------                          ----------
                    2001                                 $  208,000
                    2002                                    210,000
                    2003                                    249,000
                    2004                                    271,000
                    2005                                    299,000
                    Thereafter                            6,174,000
                                                         ----------
                    Total                                $7,411,000
                                                         ==========

The fair value of the Company's outstanding mortgage obligation at February 3, 2001 and January 29, 2000 was $7,704,000 and $7,851,000, respectively. Fair value is determined based on discounted cash flows using the Company's estimated currently available borrowing rate.

The Company's weighted average interest rate for all borrowings was 8.7% and 8.2% in fiscal 2000 and fiscal 1999, respectively.

NOTE C - Property and Equipment

                                                 February 3,        January 29,
                                                    2001               2000
                                                ------------       ------------
    Land                                        $    878,000       $    914,000
    Land improvements                                494,000            494,000
    Buildings                                     16,061,000         16,061,000
    Leasehold improvements                        20,027,000         17,259,000
    Fixtures and equipment                        30,155,000         32,281,000
                                                ------------       ------------
                                                  67,615,000         67,009,000
    Less accumulated depreciation                (31,601,000)       (32,854,000)
                                                ------------       ------------
                                                $ 36,014,000       $ 34,155,000
                                                ============       ============

NOTE D - Income Taxes

The (benefit from) provision for income taxes consists of the following:

                                                                Fiscal Year Ended
                                                    ---------------------------------------------
                                                    February 3,      January 29,      January 30,
                                                       2001             2000             1999
                                                    -----------      -----------      -----------
Current:
  Federal                                           $   (48,000)     $ 1,107,000      $ 1,416,000
  State and local                                        29,000          283,000          371,000
  Puerto Rico                                           956,000               --               --
  Virgin Islands                                        223,000          161,000           95,000
Deferred:
  Federal                                            (4,343,000)          66,000         (684,000)
  State and local                                      (638,000)        (825,000)         (84,000)
  Puerto Rico                                            57,000          (57,000)              --
                                                    -----------      -----------      -----------
Total (benefit from) provision for income taxes     $(3,764,000)     $   735,000      $ 1,114,000
                                                    ===========      ===========      ===========

A reconciliation of the statutory federal income tax (benefit) rate to the annual effective income tax (benefit) rate follows:

                                                                         Fiscal Year Ended
                                                              ---------------------------------------
                                                              February 3,    January 29,  January 30,
                                                                 2001           2000         1999
                                                              -----------    -----------  -----------
Federal income tax (benefit) at statutory rate                  (35.0)%         35.0%        35.0%
State and local income tax (benefit), net of federal tax         (4.3)           2.7          4.4
Higher Puerto Rico / Virgin Islands tax rates                     1.9            1.7           --
Puerto Rico net operating loss                                     --             --         (2.3)
Tax benefit from federal jobs credits                            (3.4)          (2.3)        (3.9)
Change in valuation allowance                                      --          (28.0)       (11.1)
Other, net                                                       (0.4)           0.3         (1.8)
                                                                -----            ---         ----
Effective income tax (benefit) rate                             (41.2)%          9.4%        20.3%
                                                                =====            ===         ====

Presented below are the elements which comprise deferred income tax assets and liabilities:

                                                       February 3,     January 29,
                                                          2001             2000
                                                      -----------      -----------
Gross deferred income tax assets:
  Accrued employee benefits deductible for tax
    purposes when paid                                $   664,000      $   782,000
  Excess of tax over financial statement basis of
    inventory                                                  --          145,000
  Accrued retirement benefits deductible for tax
    purposes when paid                                    481,000          509,000
  Accrued store closing and restructuring costs
    deductible for tax purposes when paid                 515,000          273,000
  Federal, state and local net operating loss and
    credit carryforwards                                5,485,000          711,000
  Puerto Rico/Virgin Islands net operating loss
    carryforwards                                              --           57,000
  Other                                                   274,000          328,000
                                                      -----------      -----------
       Gross deferred income tax assets                 7,419,000        2,805,000
                                                      -----------      -----------

Gross deferred income tax liabilities:
  Excess of financial statement over tax basis of
     property and equipment                              (749,000)      (1,221,000)
  Excess of financial statement over tax basis of
     inventory                                           (162,000)              --
                                                      -----------      -----------
       Gross deferred income tax liabilities             (911,000)      (1,221,000)
                                                      -----------      -----------

Net deferred income tax asset                         $ 6,508,000      $ 1,584,000
                                                      ===========      ===========

The net deferred income tax asset at February 3, 2001 is recorded in the accompanying Consolidated Balance Sheets as follows:

                                                       February 3,     January 29,
                                                          2001             2000
                                                      -----------      -----------
Current deferred income tax asset                     $   394,000      $ 1,626,000
Noncurrent deferred income tax asset                    6,114,000               --
Other noncurrent liabilities                                   --          (42,000)
                                                      -----------      -----------
Net deferred income tax asset                         $ 6,508,000      $ 1,584,000
                                                      ===========      ===========

In fiscal 1999, the Company reduced the valuation allowance by $2,188,000 as management believed that it was more likely than not that the Company's net deferred tax assets would be realized. As of January 29, 2000, no allowance remained. The Company continues to believe that it is more likely than not that the net deferred tax assets will be realized. Therefore, the Company has not established a valuation allowance as of February 3, 2001. However, recoverability of the deferred tax assets depends principally upon the Company's ability to generate sufficient future taxable income prior to the expiration of its tax carryforwards.

At February 3, 2001, the Company had gross loss carryforwards aggregating approximately $17,200,000. These are available to reduce federal, state and local income tax by approximately $5,485,000 (net operating losses of $3,895,000 and tax credits of $1,590,000). These net operating losses and credit carryforwards expire between 2001 and 2020 with the substantial portion of these expiring after 2008.

NOTE E - Commitments and Contingencies

Litigation

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

Future minimum rental commitments as of February 3, 2001 for noncancelable leases (including those which may qualify for early termination) are approximately as follows:

                Fiscal Year              Stores         Other            Total
                -----------          -----------     -----------     -----------

                  2001               $24,863,000     $ 2,092,000     $26,955,000
                  2002                21,193,000       1,710,000      22,903,000
                  2003                15,621,000         806,000      16,427,000
                  2004                11,839,000          53,000      11,892,000
                  2005                 7,195,000          12,000       7,207,000
                  Thereafter          13,937,000           5,000      13,942,000
                                     -----------     -----------     -----------
                  Total              $94,648,000     $ 4,678,000     $99,326,000
                                     ===========     ===========     ===========

Total rental expense for operating leases was as follows:

                                                Fiscal Year Ended
                                     -------------------------------------------
                                     February 3,     January 29,     January 30,
                                         2001            2000           1999
                                     -----------     -----------     -----------

    Minimum rentals                  $27,336,000     $23,936,000     $23,060,000
    Contingent rentals                 6,348,000       5,540,000       5,262,000
                                     -----------     -----------     -----------
                                     $33,684,000     $29,476,000     $28,322,000
                                     ===========     ===========     ===========

The Company's capital leases for certain office equipment and computer software were calculated using interest rates appropriate at the inception of each lease. Gross amounts of such capital lease assets were $3,775,000 and $1,386,000 at February 3, 2001 and January 29, 2000, respectively. Accumulated amortization of such assets was $1,178,000 and $571,000 at February 3, 2001 and January 29, 2000, respectively. The net amount of these capital lease assets is included in other assets on the Consolidated Balance Sheets. Future minimum lease payments for capitalized lease obligations as of February 3, 2001 were as follows:

           Fiscal Year:
           2001                                                    $1,000,000
           2002                                                       775,000
           2003                                                       508,000
           2004                                                       366,000
           2005                                                       118,000
                                                                   ----------
           Total minimum obligations                                2,767,000
           Less interest                                             (397,000)
                                                                   ----------
           Present value of net minimum obligations                 2,370,000
           Less current portion                                      (811,000)
                                                                   ----------
           Long-term obligation at February 3, 2001                $1,559,000
                                                                   ==========

The current portion of the capital lease obligation is included in other accrued and sundry liabilities, and the long-term obligation is included in other noncurrent liabilities on the Consolidated Balance Sheets.

NOTE F - Employee Benefits and Shareholders' Rights

Stock Option Plans: The Company has three stock option plans (the "1991 Plan," the "1988 Plan" and the "1987 Plan") which provide for grants to certain officers and key employees of options to purchase shares of common stock of the Company. Options granted under the three stock option plans expire ten years from the date of grant and have been granted at prices not less than the fair market value at the date of grant. Options are no longer available for grant under the 1987 Plan and 1988 Plan. Options canceled under the 1991 Plan are available for reissuance. The 1991 Plan also provides for a reserve of up to 50,000 shares of restricted stock to be awarded from the total number of shares issuable under the 1991 Plan. At February 3, 2001, a total of 197,000 shares of common stock were reserved for issuance under the 1991 Plan.

The Company has adopted a Non-Employee Director Stock Option Plan (the "1995 Plan") which provides for annual grants to non-employee members of the Board of Directors. Such grants are immediately exercisable on the date of grant and expire ten years from the date of grant. The 1995 Plan also provides for a reserve of up to 75,000 shares of restricted stock from the total number of shares issuable under the plan. At February 3, 2001, 49,000 shares of common stock were reserved for issuance under the 1995 Plan.

Effective April 1998, the Company's Board of Directors approved a special stock option grant for 80,000 shares at the exercise price of $1.77 per share (fair market value at the time of grant) to its present Chairman of the Board of Directors and Chief Executive Officer. One third of such grant was immediately exercisable on the date of the grant with the remaining shares vesting ratably over two years. The options expire ten years from the date of the grant.

Effective April 1999, the Company's Board of Directors approved a special stock option grant for 40,000 shares at the exercise price of $4.47 per share (fair market value at the time of grant) to its Senior Vice President and Chief Financial Officer. The shares vest ratably over four years. The options expire ten years from the date of the grant.

Effective October 2000, the Company's Board of Directors approved a special stock option grant for 50,000 shares at the exercise price of $1.00 per share (fair market value at the time of grant) to its Senior Vice President and General Merchandise Manager. One fifth of such grant was immediately exercisable on the date of the grant with the remaining shares vesting ratably over four years. The options expire ten years from the date of the grant.

A summary of the activity in the Company's stock options is presented below:

                                              Fiscal 2000               Fiscal 1999               Fiscal 1998
                                          --------------------      --------------------      --------------------
                                                      Weighted                  Weighted                  Weighted
                                          Number       Average      Number       Average      Number       Average
                                            of        Exercise        of        Exercise        of        Exercise
                                          Shares        Price       Shares        Price       Shares        Price
                                         --------     --------     --------     --------     --------     --------
Outstanding at beginning of  period      1,317,414      $4.36      1,115,173      $4.35        909,796      $5.47
Options granted                            423,289      $2.55        300,050      $4.20        408,025      $2.88
Options exercised                           (5,000)     $2.44        (28,310)     $2.66         (4,000)     $2.75
Options cancelled                         (223,105)     $4.48        (69,499)     $3.76       (198,648)     $6.47
                                         ---------                 ---------                 ---------

Outstanding at end of period             1,512,598      $3.84      1,317,414      $4.38      1,115,173      $4.35
                                         =========                 =========                 =========

Exercisable at end of  period              857,254                   694,984                   458,465
                                         =========                 =========                 =========
Weighted average fair value of
options granted during the period
(see below)                                             $1.93                     $1.97                     $1.20

The following table summarizes information about stock options outstanding at February 3, 2001:

                                                Options Outstanding                 Options Exercisable
                                    ------------------------------------------      -------------------
                                                     Weighted
                                      Number          Average         Weighted                  Weighted
               Range of                 of           Remaining         Average      Number       Average
               Exercise               Shares        Contractual       Exercise        of        Exercise
                Prices              Outstanding     Life (Years)        Price       Shares        Price
           ----------------         -----------     ------------      --------      ------      --------
           $ 0.84 to $ 3.25            404,000           6.3           $ 2.00       203,268     $  2.15
           $ 3.28 to $ 4.00            461,779           8.3           $ 3.49       139,037     $  3.71
           $           4.13            337,990           6.1           $ 4.13       309,760     $  4.13
           $ 4.38 to $ 6.67            244,479           7.5           $ 4.71       140,839     $  4.90
           $10.46 to $17.25             64,350           2.3           $13.21        64,350     $ 13.21
                                     ---------                                      -------
                                     1,512,598           6.8           $ 3.77       857,254     $  4.40
                                     =========                                      =======

The Company applies the principles of Accounting Principles Board ("APB") Opinion 25 in accounting for employee stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined on the basis of SFAS 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal years presented. The total fair value of stock options granted was estimated at $815,000, $592,000 and $490,000 for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for stock options granted: risk-free interest rates of approximately 6.1%, 5.2% and 5.4% for fiscal 2000, 1999 and 1998, respectively; an expected life of approximately one year from the vest date for fiscal 2000, 1999 and 1998; 125%, 65% and 60% expected volatility for fiscal 2000, 1999 and 1998, respectively; and no payment of dividends for fiscal 2000, 1999 and 1998, respectively. The expected life of the stock options granted and the stock price volatility during the expected life of the options were estimated based upon historical experience and management's expectations.

Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been impacted as indicated in the proforma amounts below:

                                                                         Fiscal Year Ended
                                                               ------------------------------------------
                                                                February 3,     January 29,   January 30,
                                                                   2001            2000           1999
                                                               -----------      ----------     ----------
Net (loss) income                                 Actual       $(5,366,000)     $7,074,000     $4,383,000
                                                               ===========      ==========     ==========
                                                  Proforma     $(5,622,000)     $6,793,000     $3,973,000
                                                               ===========      ==========     ==========
Net (loss) income per common share - diluted      Actual       $     (0.52)     $     0.67     $     0.42
                                                               ===========      ==========     ==========
                                                  Proforma     $     (0.54)     $     0.64     $     0.38
                                                               ===========      ==========     ==========

Restricted Stock Plans: The 1991 Plan provides for a reserve of up to 50,000 shares of restricted stock to be awarded from the total number of shares available under the plan. For the year ended February 3, 2001, the Company awarded 15,000 shares of common stock which had a fair value at the date of the grant of $41,000. Sale of the stock awarded is restricted for three years from the date of grant contingent upon continuity of service. Upon resignation of the recipient, 30,000 shares were forfeited to the Company and resulted in net compensation credited to earnings of $2,000 in fiscal 2000. Net compensation of $2,000 was charged to earnings in fiscal 1999. At February 3, 2001, 50,000 shares were available for issuance.

The 1995 Plan provides for a reserve of up to 75,000 shares of restricted stock to be awarded from the total number of shares issuable under the 1995 Plan. For the year ended February 3, 2001, the Company awarded 55,000 shares of common stock which had a fair value at the dates of grant of $58,000. Sale of 20,000 shares of the stock awarded is restricted for five months from the date of grant contingent upon continuity of service. Compensation under the plan is charged to earnings over the restriction period and amounted to $28,000 in fiscal 2000 and none in fiscal 1999. At February 3, 2001, 20,000 shares were available for issuance.

Retirement Plan: The Company has a 401(k) and profit-sharing plan, the One Price Clothing Stores, Inc. Retirement Plan (the "Plan"). All employees in the United States who are 21 years of age or older with at least one year of service are eligible to participate in the Plan. The Company currently matches 50% of each participant's contribution with a maximum match of 2.5% of the participant's base compensation. In addition, the Company may make an annual discretionary contribution on behalf of the participants; no such discretionary contributions have been made by the Company. Employer matches (approximately $348,000, $321,000 and $307,000 in fiscal 2000, 1999 and 1998, respectively) vest ratably over five years.

Deferred Compensation Plans: The Company has a Deferred Compensation Plan for employees that allows eligible participants, as defined by the Plan, to enhance their retirement security by deferring compensation in order to receive benefits at retirement, death, separation of service, or as otherwise provided by the Plan. Eligible participants may elect to defer an amount of up to 15% of the participant's compensation less the participant's 401(k) contributions. The Company currently matches 50% of each participant's contribution with a maximum match of 2.5% of the participant's base compensation, less amounts matched under the 401(k) plan. Employer matches (approximately $30,000 in fiscal 2000 and none in fiscal 1999 or 1998, respectively) vest ratably over five years.

The Company has a Deferred Compensation Plan for Non-Employee Directors that allows eligible Directors, as defined by the Plan, to enhance their retirement security by deferring compensation in order to receive benefits at cessation of membership on the Company's Board of Directors, death, or as otherwise provided by the Plan. Eligible Directors may each elect to defer any percentage or amount of their Director's compensation not exceeding $30,000.

Stock Purchase Plan: The Company has an employee Stock Purchase Plan that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at prevailing market prices. All full-time associates who are 18 years of age or older with at least six months of service are eligible to participate in the Stock Purchase Plan. The plan custodian purchases common stock of the Company at prevailing market prices and distributes the shares purchased to the participants upon request.

Shareholders' Rights Plan: The Company adopted a Shareholders' Rights Plan which expires in November 2004. Each shareholder is entitled to one Right (as defined) for each share of common stock held in order to provide enhanced dilution. The Rights become exercisable only upon the occurrence of certain conditions set forth in the Shareholders' Rights Plan relating to, among other things, the acquisition of 15% or more of the outstanding shares of common stock. There were no rights issued or outstanding under the Shareholders' Rights Plan in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

NOTE G - Related Party Transactions

The Company had a deferred compensation agreement with its former President and Chief Executive Officer, who resigned from the Company on January 15, 2001. Approximately $160,000 was included in other noncurrent liabilities at January 29, 2000. Since the deferred compensation agreement is no longer valid, the noncurrent liability of approximately $160,000 was reversed and credited to selling, general and administrative expenses in fiscal 2000.

During fiscal 1997, the Company entered into a loan agreement of $225,000 with its former President and Chief Executive Officer. During fiscal 1998, the remaining repayment requirements of the loan were waived by the Company's Board of Directors and the remaining balance of $173,000 was written off.

During fiscal 1999, the Company entered into a loan agreement with its Senior Vice President and Chief Financial Officer. Approximately $74,000 was included in accounts receivable at January 29, 2000 under this agreement. During April 2000, the full amount of the principal and interest owed to the Company under this loan agreement was paid.

The Company also has a deferred compensation agreement with its former Chairman of the Board of Directors. The agreement provides for 120 consecutive monthly payments of $13,750 (including interest) beginning upon the earlier of the date of retirement or death. Approximately, $84,000, $91,000 and $64,000 was charged to interest expense in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Approximately $89,000 and $794,000 is included in current liabilities and other noncurrent liabilities, respectively, at February 3, 2001 for this deferred compensation liability. Approximately $81,000 and $883,000 was included in current liabilities and other noncurrent liabilities, respectively, at January 29, 2000.

In addition, the Company has a deferred compensation agreement with a former executive officer who also served as a member of the Company's Board of Directors through June 1999. The agreement provides for monthly payments of $6,250 (including interest) through July 2002. Approximately $13,000, $18,000 and $23,000 was charged to interest expense in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Approximately $68,000 and $37,000 is included in current liabilities and other noncurrent liabilities, respectively, at February 3, 2001 for this deferred compensation liability. Approximately $62,000 and $105,000 was included in current liabilities and other noncurrent liabilities, respectively, at January 29, 2000.

NOTE H - Earnings per Share

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

                                                                            Fiscal Year Ended
                                                               -----------------------------------------
                                                               February 3,    January 29,    January 30,
                                                                  2001           2000           1999
                                                               -----------    -----------    -----------
Weighted average number of common shares
 outstanding - basic                                           10,417,110     10,461,925     10,437,102

Net effect of dilutive stock options based on the treasury
  stock method using the average market price                          --        117,927         56,714
                                                               ----------     ----------     ----------

Weighted average number of common shares
  outstanding - diluted                                        10,417,110     10,579,852     10,493,816
                                                               ==========     ==========     ==========

Stock options of 1,402,268, 715,028 and 789,402 for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, were excluded because such options were anti-dilutive.

NOTE I - Effect of Restructurings

In response to lower than expected operating results, the Company developed a restructuring plan during the fourth quarter of fiscal 2000. The plan includes initiatives designed to return the Company to profitability by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores are operating profitably. The plan calls for the closing of 42 low-volume, underperforming stores and elimination of 90 positions. As of February 3, 2001, the Company had closed 24 of the stores described in this plan. The remaining 18 stores are planned to close in fiscal 2001. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. The total pre-tax charge included the noncash write-off of fixed assets and store supplies of $784,000, lease buyout costs of approximately $48,000, and employee severance, outplacement and other miscellaneous expenses of approximately $185,000.

The Company also had initiated a restructuring plan in fiscal 1997. During fiscal 1998, a substantial number of the stores identified for closing under the restructuring plan of 1997 were closed by January 30, 1999. Certain of these stores were no longer under consideration for closing during fiscal 1998 due to a significant improvement in performance since the announcement of the plan. As a result, during the fourth quarter of fiscal 1998, the Company recorded a favorable adjustment to pre-tax income of $385,000 to reverse the estimated cost, recorded in fiscal 1997, of closing these stores.

NOTE J - Quarterly Results (Unaudited)

The following is a summary of quarterly operations for the fiscal years ended February 3, 2001 and January 29, 2000 (in thousands except per share data). The quarter ended February 3, 2001 contains 14 weeks. All other quarters presented contain 13 weeks.

                                                                   Fiscal 2000 Quarters Ended
                                                       --------------------------------------------------
                                                       April 29,    July 29,    October 28,   February 3,
                                                         2000         2000         2000          2001
                                                       --------------------------------------------------
      Net sales                                        $ 88,744     $102,307     $ 73,986      $ 90,587
      Gross margin                                       33,210       36,830       20,997        30,317
      Net income (loss)                                   2,116        2,609       (7,191)       (2,900)
      Net income (loss) per common share - diluted         0.20         0.25        (0.69)        (0.28)

                                                                   Fiscal 1999 Quarters Ended
                                                       --------------------------------------------------
                                                        May 1,      July 31,   October 30,    January 29,
                                                         1999         1999         1999          2000
                                                       --------------------------------------------------
      Net sales                                        $ 87,113     $ 97,905     $ 70,428      $ 81,401
      Gross margin                                       32,450       35,444       25,127        28,095
      Net income (loss)                                   3,099        4,397       (1,168)          746
      Net income (loss) per common share - diluted         0.29         0.41        (0.11)         0.07

Pre-tax income in the fourth quarter of fiscal 2000 was decreased by $1,017,000 or $0.06 per diluted share after income taxes due to a one-time restructuring charge disclosed in Note I to the Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Effective January 15, 2001, Larry I. Kelley resigned his position as President and Chief Executive Officer and Director of the Company and Leonard M. Snyder, who has served as the Company's Chairman of the Board since 1998, agreed to serve as the Company's Chairman and interim Chief Executive Officer.

The remaining information required under this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held June 6, 2001.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       The following financial statements of One Price Clothing Stores, Inc. are included in Part II, Item 8:

            Independent Auditors' Report

            Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000

            Consolidated Statements of Operations for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

            Consolidated Statements of Shareholders' Equity for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

            Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

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

                               ONE PRICE CLOTHING STORES, INC.


Date: April 25, 2001           /s/ Leonard M. Snyder
                               Leonard M. Snyder
                               Chairman of the Board of Directors and Chief
                               Executive Officer
                               (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 25, 2001           /s/ H. Dane Reynolds
                               H. Dane Reynolds
                               Senior Vice President and Chief Financial Officer
                               (principal financial officer and principal
                               accounting officer)


Date: April 25, 2001           /s/ Laurie M. Shahon
                               Laurie M. Shahon
                               Director


Date: April 25, 2001           /s/ Malcolm L. Sherman
                               Malcolm L. Sherman
                               Director


Date: April 25, 2001           /s/ James M. Shoemaker, Jr.
                               James M. Shoemaker, Jr.
                               Director


Date: April 25, 2001           /s/ Allan Tofias
                               Allan Tofias
                               Director


Date: April 25, 2001           /s/ Renee M. Love
                               Renee M. Love
                               Director

Date: April 25, 2001           /s/ Robert J. Stevenish
                               Robert J. Stevenish
                               Director

                         ONE PRICE CLOTHING STORES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------
        COL. A                     COL. B                   COL. C               COL. D         COL. E
--------------------------------------------------------------------------------------------------------
                                                          ADDITIONS
     DESCRIPTION                 Balance at        Charged to     Charged                      Balance
                                 Beginning of      Cost &         to Other-    Deduction -     at End of
                                 Period            Expenses       Describe     Describe (1)    Period
--------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED
FEBRUARY 3, 2001

Allowance for
doubtful accounts                $  94,000          $ 228,000                    $ 246,000     $ 76,000
                                 =========          =========                    =========     ========

FISCAL YEAR ENDED
JANUARY 29, 2000

Allowance for
doubtful accounts                $  80,000          $ 248,000                    $ 234,000     $ 94,000
                                 =========          =========                    =========     ========

FISCAL YEAR ENDED
JANUARY 30, 1999

Allowance for
doubtful accounts                $ 196,000          $ 130,000                    $ 246,000     $ 80,000
                                 =========          =========                    =========     ========

(1) Deductions pertain to write-offs charged against the allowance for returned customer checks.

                         ONE PRICE CLOTHING STORES, INC.
                                  EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------

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

4(c)(1) Amended and Restated Shareholder Rights Agreement by and between the Registrant and Continental Stock Transfer and Trust Company as rights agent dated as of October 25, 2000: Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (File No. 0-15385) ("the October 2000 Form 10-Q").

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

4(d)(5) Amendment Number Five to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 23, 2000: Incorporated by reference to exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 0-15385) ("the 1999 Form 10-K").

4(d)(6) Amendment Number Six to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 30, 2000: Incorporated by reference to exhibit 10(a) to the Registrant's Quarterly report on Form 10-Q for the quarter ended July 29, 2000 (File No. 0-15385) ("the July 2000 Form 10-Q").

4(d)(7)+ Amendment Number Seven to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 9, 2001.

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

4(g)(5) Amendment Number Five to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 23, 2000: Incorporated by reference to exhibit of the same number to the 1999 Form 10-K.

4(g)(6) Amendment Number Six to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 30, 2000:
              Incorporated by reference to exhibit 10(b) to the July 2000 Form 10-Q.

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

10(k)* Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated April 16, 1998 and Amendments to Letter of Understanding and Consulting Agreement dated December 22, 1998 and October 8, 1999 between the Registrant and Leonard M. Snyder: Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 0-15385).

10(k)(1)*+    Amendment to Letter of Understanding regarding Non-Executive
              Chairman of the Board position and Consulting Agreement dated
              February 7, 2001 between the Registrant and Leonard M. Snyder.

10(l)*+ Employment Agreement dated January 15, 2001 between the Registrant and Leonard M. Snyder.

10(m)* Stock Option Agreement dated April 16, 1998 between the Registrant and Leonard Snyder: Incorporated by reference to Exhibit 10(g) to the April 1998 Form 10-Q.

10(n)* Employment Agreement dated March 26, 1997 and Amendment to Employment Agreement dated December 22, 1998 between the Registrant and Larry I. Kelley: Incorporated by reference to
              Exhibit 10(n) to the 1998 Form 10-K.

10(o)* Employment Agreement dated March 30, 1992 and Amendment to Employment Agreement dated February 4, 1997 and amended December 28, 1998 between the Registrant and Ronald Swedin: Incorporated by reference to Exhibit 10(o) to the 1998 Form 10-K.

10(p)* Employment Agreement dated November 10, 1997 and Amendments to Employment Agreement dated April 16, 1998 and January 14, 1999 between the Registrant and A. J. Nepa: Incorporated by reference to Exhibit 10(q) to the 1998 Form 10-K.

10(q)* Employment Agreement dated April 12, 1999 between the Registrant and H. Dane Reynolds: Incorporated by reference to Exhibit 10(r) to the 1998 Form 10-K.

10(r)* Employment Agreement dated October 20, 2000 between the Registrant and Thomas R. Kelly: Incorporated by reference to Exhibit 10(a) to the Registrant's October 2000 Form 10-Q.

10(s)* One Price Clothing Stores, Inc. Deferred Compensation Plan effective January 1, 2000 and the related Trust Agreement effective January 27, 2000, between Carolina First Bank as Trustee and the Registrant: Incorporated by reference to Exhibit 10(q) to the 1999 Form 10-K.

10(t)* One Price Clothing Stores, Inc. Deferred Compensation Plan for Non-Employee Directors effective January 1, 2000 and the related Trust Agreement effective January 27, 2000, between Carolina First Bank as Trustee and the Registrant: Incorporated by reference to
              Exhibit 10(r) to the 1999 Form 10-K.

10(u) Lease Agreement by and between One Price Clothing Stores, Inc. as Tenant and One Price Realty, Inc. as Landlord dated June 17, 1997:
              Incorporated by reference to Exhibit 10(f) to the July 1997 Form 10-Q.

21            Subsidiaries of the Registrant

23            Consent of Independent Auditors

----------
*     Denotes a management contract or compensatory plan or agreement.
+     Filed herewith.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

(c)   Exhibits.

      The response to this portion of Item 14 is submitted as a separate section of this report.

(d)   Financial Statement Schedules.

      The response to this portion of Item 14 is submitted as a separate section of this report.