Form 10-Q
period 2001-05-05
ONE PRICE CLOTHING STORES INC
filed 2001-06-19
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended May 5, 2001
                                     -----------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission file number 0-15385

                         ONE PRICE CLOTHING STORES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    57-0779028
 -------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer identification No.)
  incorporation or organization)

    Highway 290, Commerce Park
    1875 East Main Street
    Duncan, South Carolina                                            29334
    ------------------------------------                       -----------------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:              (864) 433-8888
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

      Yes |X| No |_|

The number of shares of the registrant's common stock outstanding as of June 12, 2001 was 10,298,191.

                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - May 5, 2001, February 3, 2001 and April 29, 2000

         Condensed consolidated statements of operations - Three-month periods ended May 5, 2001 and April 29, 2000

         Condensed consolidated statements of cash flows - Three-month periods ended May 5, 2001 and April 29, 2000

         Notes to unaudited condensed consolidated financial statements

         Independent auditors' report on review of interim financial information

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

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                  May 5,            February 3,         April 29,
                                                                   2001                2001                2000
                                                               -------------       -------------       -------------
Assets                                                                                  (1)
CURRENT ASSETS
   Cash and cash equivalents                                   $   1,388,000       $   4,120,000       $   1,823,000
   Merchandise inventories                                        49,488,000          43,894,000          61,755,000
   Income taxes refundable                                         1,238,000           1,192,000             248,000
   Deferred income taxes                                                  --             394,000           1,669,000
   Other current assets                                           10,986,000           7,828,000           7,836,000
                                                               -------------       -------------       -------------
   TOTAL CURRENT ASSETS                                           63,100,000          57,428,000          73,331,000
                                                               -------------       -------------       -------------

PROPERTY AND EQUIPMENT, at cost                                   71,111,000          71,390,000          71,085,000
   Less accumulated depreciation                                  33,755,000          32,780,000          34,595,000
                                                               -------------       -------------       -------------
                                                                  37,356,000          38,610,000          36,490,000
                                                               -------------       -------------       -------------

DEFERRED INCOME TAXES                                              6,558,000           6,114,000              64,000
                                                               -------------       -------------       -------------

OTHER ASSETS                                                       4,486,000           4,482,000           4,139,000
                                                               -------------       -------------       -------------
                                                               $ 111,500,000       $ 106,634,000       $ 114,024,000
                                                               =============       =============       =============

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                            $  26,223,000       $  20,231,000       $  33,599,000
   Current portion of long-term debt and revolving credit
       facility                                                   28,123,000          29,570,000          16,811,000
   Income taxes payable                                                   --             938,000                  --
   Sundry liabilities                                              7,062,000           5,855,000           6,550,000
                                                               -------------       -------------       -------------
   TOTAL CURRENT LIABILITIES                                      61,408,000          56,594,000          56,960,000
                                                               -------------       -------------       -------------

LONG-TERM DEBT                                                     8,538,000           8,764,000           7,748,000
                                                               -------------       -------------       -------------
OTHER NONCURRENT LIABILITIES                                       2,403,000           2,395,000           2,571,000
                                                               -------------       -------------       -------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
     authorized 35,000,000 shares; issued and outstanding
     10,298,191, 10,293,191, and 10,499,091, respectively            103,000             103,000             105,000
   Additional paid-in capital                                     11,622,000          11,612,000          11,602,000
   Retained earnings                                              27,816,000          27,556,000          35,038,000
   Less: Treasury stock - 235,900 shares at cost                    (390,000)           (390,000)                 --
                                                               -------------       -------------       -------------
                                                                  39,151,000          38,881,000          46,745,000
                                                               -------------       -------------       -------------
                                                               $ 111,500,000       $ 106,634,000       $ 114,024,000
                                                               =============       =============       =============

(1) Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                      Three-Month Period Ended
                                                    ----------------------------
                                                       May 5,         April 29,
                                                        2001            2000
                                                    -----------      -----------

NET SALES                                           $90,962,000      $88,744,000
Cost of goods sold                                   57,655,000       55,534,000
                                                    -----------      -----------
GROSS MARGIN                                         33,307,000       33,210,000
                                                    -----------      -----------

Selling, general and administrative expenses         21,703,000       20,109,000
Store rent and related expenses                       8,588,000        7,553,000
Depreciation and amortization expense                 1,667,000        1,577,000
Interest expense                                      1,007,000          542,000
                                                    -----------      -----------
                                                     32,965,000       29,781,000
                                                    -----------      -----------

INCOME BEFORE INCOME TAXES                              342,000        3,429,000
Provision for income taxes                               82,000        1,313,000
                                                    -----------      -----------
NET INCOME                                          $   260,000      $ 2,116,000
                                                    ===========      ===========

Net income per common share - basic                 $      0.03      $      0.20
                                                    ===========      ===========

Net income per common share - diluted               $      0.03      $      0.20
                                                    ===========      ===========

Weighted average number of common shares
   outstanding -- basic                              10,298,191       10,492,717
                                                    ===========      ===========

Weighted average number of common shares
   outstanding -- diluted                            10,322,133       10,546,907
                                                    ===========      ===========

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                        Three-Month Period Ended
                                                                     -----------------------------
                                                                        May 5,          April 29,
                                                                         2001              2000
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   260,000       $ 2,116,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                   1,667,000         1,577,000
       Provision for compensation - restricted stock awards               11,000            28,000
       Decrease (increase) in other noncurrent assets                    135,000          (186,000)
       Increase in other noncurrent liabilities                           49,000            80,000
       Deferred income taxes                                              74,000          (149,000)
       Loss on disposal of property and equipment                        178,000            98,000
       Changes in operating assets and liabilities                    (2,715,000)       (6,069,000)
                                                                     -----------       -----------
       NET CASH USED IN OPERATING ACTIVITIES                            (341,000)       (2,505,000)
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (341,000)       (2,870,000)
   Proceeds from sale of property and equipment                               --           147,000
   Purchases of other noncurrent assets                                 (161,000)         (192,000)
                                                                     -----------       -----------
       NET CASH USED IN INVESTING ACTIVITIES                            (502,000)       (2,915,000)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayment of) borrowings from revolving credit facility       (1,458,000)        5,051,000
   Repayment of long-term debt                                           (54,000)         (188,000)
   Debt financing costs incurred                                        (133,000)          (15,000)
   Payment of capital lease obligations                                 (206,000)         (108,000)
   Decrease in amount due to related parties                             (38,000)          (35,000)
                                                                     -----------       -----------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (1,889,000)        4,705,000
                                                                     -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (2,732,000)         (715,000)
Cash and cash equivalents at beginning of period                       4,120,000         2,538,000
                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 1,388,000       $ 1,823,000
                                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                    $   832,000       $   656,000
    Income taxes paid                                                    992,000            46,000
    Noncash financing activities:
        Capital leases                                                    45,000           199,000
        Issuance of restricted stock awards                                4,000            16,000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month period ended May 5, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January).

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

NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                       Three-Month Period Ended
                                                      --------------------------
                                                        May 5,         April 29,
                                                         2001            2000
                                                      ----------      ----------
Weighted average number of common
   shares outstanding - basic                         10,298,191      10,492,717

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                   23,942          54,190
                                                      ----------      ----------

Weighted average number of common
   shares outstanding - diluted                       10,322,133      10,546,907
                                                      ==========      ==========

NOTE C - CREDIT FACILITIES

The Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through July 2003. Borrowings under the credit agreement with the primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate or the Adjusted Eurodollar Rate, as defined, plus 1.5% provided that the Company meets certain minimum net worth requirements as set forth in the agreement.

Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. On February 12, 2001, the agreement was amended to increase availability under the borrowing base formula by up to $4,000,000 (with no increase in the overall facility size). At May 5, 2001, the Company had approximately $7.4 million of excess availability under the amended borrowing base formula. Under the amendment, the availability formula reverted to its pre-amended status in June 2001. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. The Company is charged a commitment fee of 0.25% on the unused portion of the revolving credit facility.

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

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 30, 2001 or termination of the Company's revolving credit facility with its primary lender. The Company is currently in the process of renewing this letter of credit agreement. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement requires that the Company's working capital and minimum net worth requirements be at the same level as that required by the Company's primary lender under the revolving credit agreement. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a balance of $7,357,000 at May 5, 2001, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

NOTE D - EFFECT OF RESTRUCTURING

In response to lower than expected operating results, the Company developed a restructuring plan during the fourth quarter of fiscal 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores are operating profitably. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of May 5, 2001, the Company had closed 29 of the stores described in the plan and plans to close the remaining stores during fiscal 2001. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. As of May 5, 2001, the remaining restructuring liability in the accompanying balance sheet was $254,000 for the remaining stores to be closed.

INDEPENDENT AUDITORS' REVIEW REPORT

To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of May 5, 2001 and April 29, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of February 3, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Greenville, South Carolina
May 18, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three-month period ended May 5, 2001 increased 2.5% to $90,962,000 compared with $88,744,000 for the same time period in 2000. The increase in year-over-year net sales was primarily due to a forward shift in the Company's fiscal calendar of one week in fiscal 2001 as compared with fiscal 2000 as a result of the Company's 53-week year in fiscal 2000 which replaced a lower sales volume week earlier in the spring season with a higher sales volume week later in the season. Comparable store sales decreased 4.3% in the first quarter of fiscal 2001. Management believes that this comparable store sales decrease was due primarily to unseasonably cool and wet weather in most of the Company's markets during the peak selling periods of the first quarter. The Company considers stores that have been open 18 months or more to be comparable, and there were 583 such stores at May 5, 2001.

In response to lower than expected operating results, the Company developed a restructuring plan during the fourth quarter of fiscal 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company's existing stores are operating profitably. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of May 5, 2001, the Company had closed 29 of the stores described in the plan and plans to close the remaining stores during fiscal 2001. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. As of May 5, 2001, the remaining restructuring liability in the accompanying balance sheet was $254,000 for the remaining stores to be closed.

During the first quarter of fiscal 2001, the Company opened five stores and relocated or expanded five of its stores. In addition, the Company closed seven under-performing stores. At May 5, 2001, the Company operated 639 stores, 13 fewer than at quarter-end last year. The stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales decreased to 36.6% in the first quarter of fiscal 2001 compared with 37.4% of net sales in the first quarter of fiscal 2000. This decrease was primarily the result of taking merchandise markdowns earlier in fiscal 2001 than during fiscal 2000.

Selling, general and administrative ("SG&A") expenses were 23.9% of net sales in the first quarter of fiscal 2001 compared with 22.7% of net sales in the first quarter of fiscal 2000. SG&A expenses were higher as a percentage of net sales primarily due to the lack of sales leverage as a result of the comparable store sales decrease. In the first quarter of fiscal 2001, SG&A expense increased in dollars compared with the same time period in fiscal 2000 due primarily to increased payroll expense and utility costs in the stores. Payroll expense in the stores increased due to a year-over-year increase in the average hourly wage rate which was slightly offset by a decrease in average store payroll hours.

Store rent and related expenses per average store increased 13.9% in the first quarter of fiscal 2001 compared with the same period last year. The increase in average store rent and related expenses is primarily due to the Company's historical store expansion strategy which resulted in the opening of larger, higher volume stores in more costly sites with higher rents while closing older stores with lower average rent costs. Due to the increase in average store rent, store rent and related expenses were 9.4% of net sales in the first quarter of fiscal 2001 compared with 8.5% of net sales in the first quarter of fiscal 2000.

Interest expense increased to 1.1% of net sales in the first quarter of fiscal 2001 compared with 0.6% of net sales in the first quarter of fiscal 2000. Year-over-year interest expense increased in dollars due to higher average borrowings on the Company's revolving credit facility as a result of the Company's lower than expected operating performance in fiscal 2000.

The Company's effective income tax rate of 24.0% in the first quarter of fiscal 2001 as compared with 38.3% in the first quarter of fiscal 2000 was primarily due to similar amounts of tax credits in both periods offsetting the smaller amount of income tax provision recorded in first quarter 2001 than in the first quarter of fiscal 2000. Based on the Company's belief that it is more likely than not that its net deferred tax assets will be realized, the Company has not established a valuation allowance against its deferred tax assets as of May 5, 2001. However, recoverability of the deferred tax assets depends principally upon the Company's ability to generate sufficient future taxable income prior to the expiration of its tax carryforwards, most of which do not expire until after 2008.

Outlook

During fiscal 2001, the Company currently expects to open a total of seven new stores, expand or relocate nine existing stores and close the remaining stores previously identified in its fiscal 2000 restructuring plan. The Company will continue to focus its efforts on increasing comparable store sales by, among other things, focusing on its core apparel merchandise lines, eliminating its non-apparel merchandise lines, closing its least productive stores and reducing costs under its fiscal 2000 restructuring plan.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January).

Average store rent and related expenses are expected to continue to increase in fiscal 2001 compared with fiscal 2000 due to the location and the increase in average store square footage of stores that opened in fiscal 2000, as well as the closing of older, lower-volume stores. The Company will seek to leverage these increases through improved average store sales volume.

Liquidity and Capital Resources

In the first quarter of fiscal 2001, cash was primarily used to fund capital expenditures and reduce the Company's level of borrowings on its revolving credit facility. In the first quarter of fiscal 2000, net cash provided by net borrowings on the Company's revolving credit facility was primarily used to increase inventory to the level necessary to support the spring selling season and to open new stores.

The dollar amount of merchandise in the Company's stores at the end of the first quarter of fiscal 2001 was virtually equal to that at the end of the first quarter of fiscal 2000 on an average store basis. However, total merchandise inventories at the end of the first quarter of fiscal 2001 decreased 19.9% in total and decreased 18.2% on an average store basis compared with the end of the first quarter of fiscal 2000. These decreases in merchandise inventories are due to efficiencies achieved by streamlining supply chain processes enabling the Company to significantly reduce in-transit and warehouse inventories. In preparation for the spring selling season, total merchandise inventories at the end of the first quarter of fiscal 2001 were 13.1% higher on an average store basis than at February 3, 2001 when inventory levels are typically lower. The level and source of inventories are subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy and prevailing business conditions.

The level of outstanding documentary letters of credit increased to $6.1 million on May 5, 2001 compared with $3.1 million on April 29, 2000. The Company currently expects to continue to pursue purchases of merchandise from primarily domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company.

Total accounts payable and amounts outstanding under the credit facilities, including long-term portions thereof, increased 8.1% at the end of the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000. This year-over-year increase was primarily the result of the Company's lower than expected operating performance in fiscal 2000. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations based on changes in the Company's inventory levels and rate of capital expenditures.

The Company's credit facilities consist of a revolving credit facility to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at May 5, 2001. Please refer to Note C to the unaudited condensed consolidated financial statements for a more detailed description of the Company's credit facilities.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to one million shares of the outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represents approximately 9.5% of the outstanding common stock of the Company. As of May 5, 2001, the Company had repurchased 235,900 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $1.66 per share).

During fiscal 2001, the Company currently expects to spend approximately $2.5 million on capital expenditures, most of which will be used to expand and relocate existing stores, invest in information technology and open seven new stores. The Company's liquidity requirements in the foreseeable future are expected to be met principally through net cash provided by operations and through the use of its credit facilities. If deemed by management to be in the best interests of the Company, additional long-term debt, equity, capital leases or other permanent financing may be considered.

Market Risk and Risk Management Policies

The Company is exposed to market risk from changes in interest rates affecting its credit arrangements, including a variable-rate revolving credit facility and a fixed-rate mortgage loan agreement, which may adversely affect the Company's results of operations and cash flows. The Company seeks to minimize its interest rate risk through its day-to-day operating and financing activities. The Company does not engage in speculative or derivative financial or trading activities.

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit facility would have decreased pre-tax income for the three months ended May 5, 2001 and April 29, 2000 by approximately $61,000 and $32,000, respectively.

Market for the Company's Common Stock

On April 16, 2001, the Company received notification from NASDAQ that the Company's stock price was not in compliance with NASDAQ's one dollar per share minimum closing bid price rule required for continued listing. In response, the Company requested, was granted and attended a hearing on May 31, 2001 with the NASDAQ Listing Qualifications Panel to determine whether the Company's common stock qualifies for continued listing. The Company currently awaits a response from the NASDAQ Listing Qualifications Panel to its request for continued listing. While the Company has no assurance that NASDAQ will grant the Company's request for continued listing on the NASDAQ National Market, the Company currently expects that, should its request not be granted, its common stock will continue to trade on the NASDAQ Over-The-Counter Bulletin Board electronic quotation system.

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

                        None

Item 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits

                     15 Acknowledgement of Deloitte & Touche LLP, independent accountants

            (b)   Reports on Form 8-K

            The Company was not required to, and did not, file any report on Form 8-K for the three-month period ended May 5, 2001.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date: June 19, 2001             /s/  Leonard M. Snyder
                               -------------------------------------------------
                               Leonard M. Snyder
                               Chairman of the Board of Directors and Chief
                               Executive Officer (principal executive officer)


Date: June 19, 2001            /s/  H. Dane Reynolds
                               -------------------------------------------------
                               H. Dane Reynolds
                               Senior Vice President and Chief Financial Officer
                               (principal financial officer and principal
                               accounting officer)