Form 10-Q
period 2001-08-04
ONE PRICE CLOTHING STORES INC
filed 2001-09-18
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 4, 2001


                                       OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                                     Commission file number 0-15385

                                    ONE PRICE CLOTHING STORES, INC.
         -----------------------------------------------------------------------
                          (Exact name of registrant as specified in its charter)

                 Delaware                                      57-0779028
         -----------------------------------------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer identification No.)
            incorporation or organization)

         Highway 290, Commerce Park
         1875 East Main Street
         Duncan, South Carolina                                        29334
         -----------------------------------------     -------------------------
         (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (864) 433-8888
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
             Yes  X            No
                 ---              -----

The number of shares of the registrant's common stock outstanding as of September 5, 2001 was 2,942,340.

                                      INDEX
                     ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - August 4, 2001, February 3, 2001 and July 29, 2000

                  Condensed consolidated statements of operations - Three-month and six-month periods ended August 4, 2001 and July 29, 2000

                  Condensed consolidated statements of cash flows - Six-month periods ended August 4, 2001 and July 29, 2000

                  Notes to unaudited condensed consolidated financial statements

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

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES


PART I.  FINANCIAL INFORMATION
Item I.  Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                          August 4,           February 3,          July 29,
                                                                            2001                 2001                2000
                                                                      ------------------   ------------------   ----------------
                                                                                                  (1)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                        $         3,488,000  $         4,120,000  $       2,780,000
   Merchandise inventories                                                   52,938,000           43,894,000         54,149,000
   Income taxes refundable                                                            -            1,192,000                  -
   Deferred income taxes                                                         43,000              394,000          1,445,000
   Other current assets                                                      10,247,000            7,828,000          7,642,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                                      66,716,000           57,428,000         66,016,000
                                                                      ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                              72,261,000           71,390,000         70,705,000
   Less accumulated depreciation                                             35,068,000           32,780,000         32,384,000
                                                                      ------------------   ------------------   ----------------
                                                                             37,193,000           38,610,000         38,321,000
                                                                      ------------------   ------------------   ----------------
DEFERRED INCOME TAXES
                                                                              4,775,000            6,114,000            175,000
                                                                      ------------------   ------------------   ----------------
OTHER ASSETS                                                                  4,679,000            4,482,000          4,116,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       113,363,000  $       106,634,000  $     108,628,000
                                                                      ==================   ==================   ================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        25,415,000  $        20,231,000  $      25,905,000
   Current portion of long-term debt and revolving credit
    facility                                                                 31,718,000           29,570,000         15,506,000
   Income taxes payable                                                         191,000              938,000          1,103,000
   Sundry liabilities                                                         6,806,000            5,855,000          5,378,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                 64,130,000           56,594,000         47,892,000
                                                                      ------------------   ------------------   ----------------
LONG-TERM DEBT                                                                8,809,000            8,764,000          8,778,000
                                                                      ------------------   ------------------   ----------------
OTHER NONCURRENT LIABILITIES                                                  2,488,000            2,395,000          2,582,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
     authorized 35,000,000 shares, issued and outstanding
     2,942,340, 2,940,912 and 3,004,026, respectively                            29,000               29,000             30,000
   Additional paid-in capital                                                11,702,000           11,686,000         11,699,000
   Retained earnings                                                         26,595,000           27,556,000         37,647,000
   Less:  treasury stock - 67,400 shares at cost                               (390,000)            (390,000)                 -
                                                                      ------------------   ------------------   ----------------
                                                                             37,936,000           38,881,000         49,376,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       113,363,000  $       106,634,000  $     108,628,000
                                                                      ==================   ==================   ================

(1) Derived from audited financial statements.
See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                               Three-Month Period Ended           Six-Month Period Ended
                                                            -------------------------------   -------------------------------
                                                              August 4,        July 29,         August 4,        July 29,
                                                                2001             2000             2001             2000
                                                            --------------  ---------------   --------------   --------------

NET SALES                                                 $    93,269,000 $    102,307,000 $    184,231,000  $   191,051,000
Cost of goods sold                                             59,166,000       65,477,000      116,821,000      121,011,000
                                                            --------------  ---------------   --------------   --------------
GROSS MARGIN                                                   34,103,000       36,830,000       67,410,000       70,040,000
                                                            --------------  ---------------   --------------   --------------

Selling, general and administrative expenses                   22,814,000       22,555,000       44,517,000       42,664,000
Store rent and related expenses                                 8,282,000        8,038,000       16,870,000       15,591,000
Depreciation and amortization expense                           1,721,000        1,441,000        3,388,000        3,018,000
Interest expense                                                  760,000          582,000        1,767,000        1,124,000
                                                            --------------  ---------------   --------------   --------------
                                                               33,577,000       32,616,000       66,542,000       62,397,000
                                                            --------------  ---------------   --------------   --------------

INCOME BEFORE INCOME TAXES                                        526,000        4,214,000          868,000        7,643,000
Provision for income taxes                                      1,747,000        1,605,000        1,829,000        2,918,000
                                                            --------------  ---------------   --------------   --------------
NET (LOSS) INCOME                                         $    (1,221,000)$      2,609,000 $       (961,000) $     4,725,000
                                                            ==============  ===============   ==============   ==============


Net (loss) income per common share -- basic               $         (0.41)$           0.87 $          (0.33) $          1.57
                                                            ==============  ===============   ==============   ==============


Net (loss) income per common share -- diluted             $         (0.41)$           0.87 $          (0.33) $          1.57
                                                            ==============  ===============   ==============   ==============

Weighted average number of common shares
   outstanding -- basic                                         2,942,340        3,003,461        2,942,340        3,000,690
                                                            ==============  ===============   ==============   ==============

Weighted average number of common shares
   outstanding -- diluted                                       2,942,340        3,010,863        2,942,340        3,011,024
                                                            ==============  ===============   ==============   ==============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                            Six-Month Period Ended
                                                                                   ----------------------------------------
                                                                                         August 4,           July 29,
                                                                                           2001                2000
                                                                                   ------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                              $         (961,000)  $        4,725,000
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization                                                       3,388,000            3,018,000
       Provision for compensation - restricted stock awards                                   16,000               38,000
       Decrease (increase) in other noncurrent assets                                        157,000             (210,000)
       Increase in other noncurrent liabilities                                              176,000              114,000
       Deferred income taxes                                                               1,690,000              (36,000)
       Loss on disposal of property and equipment                                            467,000              247,000
       Changes in operating assets and liabilities                                        (4,767,000)          (5,799,000)
                                                                                   ------------------   ------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                             166,000            2,097,000
                                                                                   ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (1,022,000)          (4,581,000)
   Proceeds from sale of property and equipment                                                    -              147,000
   Purchases of other noncurrent assets                                                     (336,000)            (232,000)
                                                                                   ------------------   ------------------
       NET CASH USED IN INVESTING ACTIVITIES                                              (1,358,000)          (4,666,000)
                                                                                   ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from revolving credit facility                                           1,808,000            3,456,000
   Repayment of long-term debt                                                              (105,000)            (235,000)
   Debt financing costs incurred                                                            (328,000)             (91,000)
   Payment of capital lease obligations                                                     (738,000)            (261,000)
   Decrease in amount due to related parties                                                 (77,000)             (70,000)
   Proceeds from exercise of common stock options                                                  -               12,000
                                                                                   ------------------   ------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                             560,000            2,811,000
                                                                                   ------------------   ------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (632,000)             242,000
Cash and cash equivalents at beginning of period                                           4,120,000            2,538,000
                                                                                   ------------------   ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $        3,488,000   $        2,780,000
                                                                                   ------------------   ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                 $        1,558,000   $        1,053,000
    Income taxes paid                                                                      1,044,000              167,000
    Noncash financing activity - capital leases                                            1,417,000            1,717,000
    Issuance of restricted stock awards                                                        4,000               57,000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and six-month periods ended August 4, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January).


Effect of New Accounting Pronouncement

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


Reverse Stock Split

On September 4, 2001 the Company effected a 1-for-3.5 reverse stock split to shareholders of record as of the close of business on July 30, 2001. Accordingly, common stock outstanding, the weighted average number of common and common equivalent shares and per share amounts have been retroactively adjusted to give effect to the reverse stock split.


Deferred Income Tax Valuation Allowance

The Company recorded a $1.6 million non-cash charge in the second quarter of fiscal 2001 to record a valuation allowance against its deferred income tax assets. The effect of this $1.6 million valuation allowance was a reduction in the Company's earnings per share of $0.54 for both 2001 periods presented.

NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                         Three-Month Period Ended              Six-Month Period Ended
                                                     -----------------------------------   -----------------------------------
                                                        August 4,          July 29,           August 4,          July 29,
                                                          2001               2000               2001               2000
                                                     ----------------   ----------------   ----------------   ----------------
Weighted average number of common
   shares outstanding - basic                              2,942,340          3,003,461          2,942,340          3,000,690

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                            *              7,402                  *             10,334
                                                     ----------------   ----------------   ----------------   ----------------

Weighted average number of common
   shares outstanding - diluted                            2,942,340          3,010,863          2,942,340          3,011,024
                                                     ===============    ================   ================   ================

*Effect is anti-dilutive for these periods.

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

Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At August 4, 2001, the Company had approximately $4.1 million of excess availability under the borrowing base formula. The Company is charged a commitment fee of 0.25% on the unused portion of the revolving credit facility.

On September 13, 2001, the Company amended its revolving credit facility with its primary lender to enter into a $4.0 million term loan in addition to the $37.5 million available under its revolving credit facility described above. The term loan agreement expires on July 13, 2002. Borrowings under the term loan agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below) and by a pledge of the stock of the Company's real estate subsidiary. Under the term loan agreement, the borrowings bear interest at the rate of 15.0% per annum. In addition, the term loan agreement guarantees certain minimum payments to the lender if the term loan is fully repaid prior to April 13, 2002.

The Company's amended revolving credit agreement contains certain covenants which, among other things, prohibit the Company from paying dividends, restrict the ability of the Company to incur other indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $1,500,000. Under this agreement, the Company is required to maintain a $5,000,000 minimum level of working capital (excluding amounts outstanding under the revolving credit agreement) and to maintain a $25,000,000 minimum adjusted net worth (both as defined in the revolving credit agreement).

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 30, 2002 or termination of the Company's revolving credit facility with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement requires that the Company's working capital and minimum net worth requirements be at the same level as that required by the Company's primary lender under the revolving credit agreement. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a balance of $7,307,000 at August 4, 2001, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

NOTE D - EFFECT OF RESTRUCTURING

In response to lower than expected operating results in fiscal 2000, the Company developed a restructuring plan during the fourth quarter of fiscal 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company realizes improved performance in its existing stores. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of August 4, 2001, the Company had closed 37 of the stores described in the plan, removed two of these stores and their associated liability from the restructuring plan and plans to close the three remaining stores during fiscal 2001. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. As of August 4, 2001, the restructuring liability in the accompanying balance sheet was $118,000 for the stores remaining to be closed.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of August 4, 2001 and July 29, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended and the condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
September 13, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the three-month period ended August 4, 2001 decreased 8.8% to $93,269,000 compared with $102,307,000 for the same time period in 2000. Net sales for the six-month period ended August 4, 2001 decreased 3.6% to $184,231,000 compared with $191,051,000 for the same time period in 2000. The decrease in year-over-year net sales for both periods presented was due to operating 24 and 13 fewer stores in the three-month and six-month periods, respectively, and to the Company's comparable store sales performance. Comparable store sales decreased 6.5% in the second quarter of fiscal 2001 while comparable store sales for the six-month period ended August 4, 2001 decreased 5.4%. The Company considers stores that have been open 18 months or more to be comparable, and there were 582 such stores at August 4, 2001. Management believes that these comparable store sales decreases were due to sluggish demand for apparel in general and year-over-year sales decreases in dresses, and certain other separates apparel categories. The Company has refocused its merchandising efforts on women's and children's apparel and women's accessories and eliminating and de-emphasizing gifts, children's accessories, home products and men's apparel. Approximately one-third of both the comparable store decreases for the second quarter and first six months of fiscal 2001 were caused by eliminating and de-emphasizing these categories.

In response to lower than expected operating results in fiscal 2000, the Company developed a restructuring plan during the fourth quarter of fiscal 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, redeploying assets and curtailing the number of new store openings until the Company realizes improved performance in its existing stores. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of August 4, 2001, the Company had closed 37 of the stores described in the plan, removed two of these stores and their associated liability from the restructuring plan and plans to close the three remaining stores during fiscal 2001. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. As of August 4, 2001, the restructuring liability in the accompanying balance sheet was $118,000 for the stores remaining to be closed.

During the first six months of fiscal 2001, the Company opened six stores and relocated or expanded seven of its stores. In addition, the Company closed 15 under-performing stores, including 13 of the stores identified for closing in the fiscal 2000 restructuring plan. At August 4, 2001, the Company operated 632 stores, 26 fewer than at quarter-end last year. The stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales increased to 36.6% in the second quarter of fiscal 2001 compared with 36.0% of net sales in the second quarter of fiscal 2000. This increase in year-over-year gross margin was the result of the Company's strategy of eliminating less profitable categories of merchandise. For the first six months of fiscal 2001, gross margin as a percentage of net sales was 36.6% compared with 36.7% of net sales in the same period last year.

Selling, general and administrative ("SG&A") expenses were 24.5% of net sales in the second quarter of fiscal 2001 compared with 22.1% of net sales in the second quarter of fiscal 2000. SG&A expenses were 24.2% of net sales in the first six months of fiscal 2001 compared with 22.3% of net sales during the same time period in fiscal 2000. In the first six months of fiscal 2001, payroll expense in the stores increased due to a year-over-year increase in the average hourly wage rate which was slightly offset by a decrease in average store payroll hours. Additionally, in both periods presented, SG&A expenses increased in dollars compared with the corresponding time periods in fiscal 2000 due to a higher level of equipment lease costs as a result of increased investment in information technology. As a result, SG&A expenses were higher as percentage of net sales in both 2001 periods presented due to the combination of the aforementioned reasons and the lack of sales leverage as a result of the comparable store sales decreases.

Store rent and related expenses were 8.9% of net sales in the second quarter of fiscal 2001 compared with 7.9% of net sales in the second quarter of fiscal 2000. Store rent and related expenses for the six-month period ended August 4, 2001 were 9.2% compared with 8.2% for the same period in 2000. This increase in store rent as a percentage of net sales in both periods was due to a combination of lower average sales and an increase in average store rent year-over-year. Store rent and related expenses per average store increased 7% in the second quarter of fiscal 2001 compared with the same period last year. Store rent and related expenses per average store for the six-month period ended August 4, 2001 increased 10% compared with the same period last year. The increase in average store rent and related expenses in both periods presented was primarily due to the Company's store expansion strategy during fiscal 2000 which resulted in the opening of larger stores in more expensive markets with higher rents while closing older stores with lower average rent costs.

Depreciation and amortization expense increased to 1.8% of net sales in the second quarter of fiscal 2001 compared with 1.4% in the same period last year. Depreciation and amortization expense was 1.8% of net sales in the first six months of fiscal 2001 compared with 1.6% during the same time period in fiscal 2000. Depreciation and amortization expense increased as a percentage of net sales in both periods due to a combination of investment in information technology during fiscal 2000 and lower average sales.

Interest expense increased to 0.8% of net sales in the second quarter of fiscal 2001 compared with 0.6% of net sales in the second quarter of fiscal 2000. Interest expense increased to 1.0% in the first six months of fiscal 2001 compared with 0.6% in the corresponding period of fiscal 2000. Year-over-year interest expense increased in dollars due to higher average borrowings on the Company's revolving credit facility as a result of the Company's lower than expected operating performance in fiscal 2000 and in the first six months of fiscal 2001.

The Company's effective income tax rate of 210.7% in the first six months of fiscal 2001 as compared with 38.2% in the first six months of fiscal 2000 was primarily attributable to recording a valuation allowance of $1.6 million against the Company's deferred income tax assets in the second quarter of fiscal 2001. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided for a portion of the net deferred income tax asset. Management will continue to assess the adequacy of or the need for the valuation allowance based upon future operations.

Outlook

During fiscal 2001, the Company opened a total of six new stores and currently expects to expand or relocate nine existing stores and close the three remaining stores previously identified in its fiscal 2000 restructuring plan. The Company will continue to focus its efforts on increasing comparable store sales by, among other things, focusing on women's and children's apparel and women's accessories, closing its least profitable stores and continuing to reduce costs under its fiscal 2000 restructuring plan.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January).

Average store rent and related expenses are expected to continue to increase in fiscal 2001 compared with fiscal 2000 due to the location and the increase in average store square footage of stores that were opened in fiscal 2000, as well as the closing of older, lower-volume stores. The Company seeks to leverage these increases through improved average store sales volume expected to be realized by eliminating or reducing its offerings of less profitable categories of merchandise.

Liquidity and Capital Resources

In the first six months of fiscal 2001, net cash provided by operations and net borrowings on the Company's revolving credit facility were primarily used to fund the increase in inventories which are typically higher at the end of the Company's second quarter than at year end. In the corresponding six-month period of fiscal 2000, net cash provided by net income and net borrowings on the Company's revolving credit facility were used to open 26 more stores than in the first six months of fiscal 2001 and to increase inventory to the level necessary to support these additional stores.

The dollar amount of merchandise in the Company's stores at the end of the second quarter of fiscal 2001 was virtually equal to that at the end of the second quarter of fiscal 2000 in total. However, total merchandise inventories at the end of the second quarter of fiscal 2001 (including inventory in-transit to and present in the Company's distribution center) decreased 2.2% but increased 1.9% on an average store basis compared with the end of the second quarter of fiscal 2000. These changes in levels of merchandise inventories are due to efficiencies achieved by streamlining supply chain processes enabling the Company to reduce its in-transit and distribution center inventories. In preparation for the fall selling season, total merchandise inventories at the end of the second quarter of fiscal 2001 were 22.3% higher on an average store basis than at February 3, 2001 when inventory levels are typically lower. The level of outstanding documentary letters of credit increased to $7.9 million on August 4, 2001 compared with $7.6 million on July 29, 2000. The level and source of inventories are subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy and prevailing business conditions.

Total accounts payable and amounts outstanding under the credit facilities, including long-term portions thereof, increased 29.6% as of August 4, 2001 compared with July 29, 2000. This year-over-year increase was primarily the result of the Company's lower than expected operating performance in fiscal 2000 and in the first six months of fiscal 2001. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations based on changes in the Company's inventory levels and rate of capital expenditures.

The Company's credit facilities consist of a revolving credit facility and term loan to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at August 4, 2001. Please refer to Note C to the unaudited condensed consolidated financial statements for a more detailed description of the Company's credit facilities.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to 285,715 shares of its outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represents approximately 9.5% of the outstanding common stock of the Company. As of August 4, 2001, the Company had repurchased 67,400 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $5.82 per share).

During fiscal 2001, the Company currently expects to spend approximately $2.5 million on capital expenditures, most of which will be used to expand and relocate existing stores, invest in information technology and open six new stores. The Company's liquidity requirements in the foreseeable future are expected to be met principally through net cash provided by operations and through the use of its credit facilities. If deemed by management to be in the best interests of the Company, additional short-term financing, long-term debt, equity, capital leases or other permanent financing may be considered.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit facility would have decreased pre-tax income for the six months ended August 4, 2001 and July 29, 2000 by approximately $128,000 and $68,000, respectively.

Market for the Company's Common Stock

On April 16, 2001, the Company received notification from NASDAQ that the Company's stock price was not in compliance with NASDAQ's one dollar per share minimum closing bid price rule required for continued listing. In response, the Company's board of directors recommended a reverse split of the Company's outstanding common stock to its shareholders. A substantial majority of the Company's shareholders approved the reverse split and the Company effected a 1-for-3.5 split of its common stock effective as of the close of business on September 4, 2001. As a requirement for continued listing on the NASDAQ National Market System, the Company's common stock must meet the one dollar minimum closing bid price rule for at least ten consecutive trading days beginning on or before September 10, 2001. As of the filing of this document, the Company had met its minimum bid price requirement on each of the six consecutive trading days for which the NASDAQ was open beginning September 5, 2001.

Effect of New Accounting Pronouncement

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

Item 1.           Legal Proceedings
                           None

Item 2.           Changes in Securities and Use of Proceeds
                           None

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders


The Company received proxies representing 98.1% of the 10,298,191 shares outstanding (old shares outstanding before the Company's September 4, 2001 reverse stock split) and eligible to vote at the annual meeting of the Company's shareholders held on June 6, 2001. The following summarizes the votes thereat:

         Matter                       For               Against       Abstentions  Non-Votes
Election of Directors:
   Leonard M. Snyder                 10,055,847              0           42,345          0
   Renee M. Love                     10,053,947              0           44,245          0
   Laurie M. Shahon                  10,056,147              0           42,045          0
   Malcolm L. Sherman                10,056,847              0           41,345          0
   James M. Shoemaker, Jr.           10,056,747              0           41,445          0
   Robert J. Stevenish               10,056,838              0           41,354          0
   Allan Tofias                      10,054,897              0           43,295          0


The Company received proxies representing 97.0% of the 10,298,191 shares outstanding (old shares outstanding before the Company's September 4, 2001 reverse stock split) and eligible to vote at the special meeting of the Company's shareholders held on September 4, 2001. The following summarizes the votes thereat:

         Matter                       For               Against       Abstentions  Non-Votes
Authorization to Effect
a Reverse Split of the
Company's Common Stock                9,638,877        140,681          207,179          0

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K:

(a)  Exhibits

10(a)Amendment Number Seven to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 29, 2001.

10(b)* Amendment Number One dated August 6, 2001 to the Employment Agreement by and between the Registrant and Leonard M. Snyder.

10(c)Amendment Number Eight to the Continuing Commercial Credit Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated September 13, 2001.

10(d)* Common Stock Warrant Agreement dated September 13, 2001 by and between the Registrant and Enhanced Retail Finance, LLC.

10(e)Certificate  of Amendment  dated  September 4, 2001 of the  Certificate  of
     Incorporation of One Price Clothing Stores, Inc.

15   Acknowledgement of Deloitte & Touche LLP, independent accountants.

(b)  Reports on Form 8-K

     The Company was not required to, and did not, file any report on Form 8-K for the three-month period ended August 4, 2001.
--------------------------------------------------------------------------------

*Denotes a management contract or compensatory plan or agreement.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  September 18, 2001   /s/  Leonard M. Snyder
                            ----------------------------------------------------
                            Leonard M. Snyder
                            Chairman of the Board of Directors and
                            Chief Executive Officer
                            (principal executive officer)

Date:  September 18, 2001   /s/  H. Dane Reynolds
                            ----------------------------------------------------
                            H. Dane Reynolds
                            Senior Vice President and Chief Financial Officer
                            (principal financial officer and principal
                             accounting officer)