Form 10-Q
period 2001-11-03
ONE PRICE CLOTHING STORES INC
filed 2001-12-17
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  November 3, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock outstanding as of December 12, 2001 was 2,943,769.

                                      INDEX
                  ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - November 3, 2001, February 3, 2001 and October 28, 2000

                  Condensed consolidated statements of operations - Three-month and nine-month periods ended November 3, 2001 and October 28, 2000

                  Condensed consolidated statements of cash flows - Nine-month periods ended November 3, 2001 and October 28, 2000

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

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                         November 3,          February 3,         October 28,
                                                                            2001                 2001                2000
                                                                      ------------------   ------------------   ----------------
                                                                                                  (1)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                        $         2,131,000  $         4,120,000  $       2,421,000
   Merchandise inventories                                                   56,559,000           43,894,000         53,158,000
   Income taxes refundable                                                      212,000            1,192,000          3,610,000
   Deferred income taxes                                                         43,000              394,000          1,458,000
   Other current assets                                                       9,811,000            7,828,000          7,974,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                                      68,756,000           57,428,000         68,621,000
                                                                      ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                              72,441,000           71,390,000         70,694,000
   Less accumulated depreciation                                             36,410,000           32,780,000         31,967,000
                                                                      ------------------   ------------------   ----------------
                                                                             36,031,000           38,610,000         38,727,000
DEFERRED INCOME TAXES                                                 ------------------   ------------------   ----------------
                                                                              4,775,000            6,114,000            408,000
                                                                      ------------------   ------------------   ----------------
OTHER ASSETS                                                                  4,773,000            4,482,000          4,128,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       114,335,000  $       106,634,000  $     111,884,000
                                                                      ==================   ==================   ================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        32,589,000  $        20,231,000  $      24,038,000
   Current portion of long-term debt and revolving credit
      facility                                                               38,282,000           29,570,000         28,423,000
   Sundry liabilities                                                         5,518,000            6,793,000          5,976,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                 76,389,000           56,594,000         58,437,000
                                                                      ------------------   ------------------   ----------------
LONG-TERM DEBT                                                                8,413,000            8,764,000          8,967,000
                                                                      ------------------   ------------------   ----------------
OTHER NONCURRENT LIABILITIES                                                  2,527,000            2,395,000          2,657,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
   authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
   authorized 35,000,000 shares, issued and outstanding
     2,943,769, 2,940,912 and 2,945,197 respectively                             29,000               29,000             29,000
   Additional paid-in capital                                                11,709,000           11,686,000         11,707,000
   Retained earnings                                                         15,658,000           27,556,000         30,456,000
   Less:  treasury stock - 67,400 shares at cost                               (390,000)            (390,000)          (369,000)
                                                                      ------------------   ------------------   ----------------
                                                                             27,006,000           38,881,000         41,823,000
                                                                      -----------------     ----------------    ----------------
                                                                    $       114,335,000  $       106,634,000  $     111,884,000
                                                                      ==================   ==================   ================

(1) Derived from audited financial statements.
See notes to unaudited condensed consolidated financial statements



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                               Three-Month Period Ended           Nine-Month Period Ended
                                                            -------------------------------   --------------------------------
                                                             November 3,     October 28,      November 3,        October 28,
                                                                2001             2000              2001             2000
                                                            --------------  ---------------   ---------------   --------------

NET SALES                                                  $   72,957,000  $    73,986,000  $    257,188,000   $  265,037,000
Cost of goods sold                                             51,918,000       52,989,000       168,739,000      174,000,000
                                                            --------------  ---------------   ---------------   --------------
GROSS MARGIN                                                   21,039,000       20,997,000        88,449,000       91,037,000
                                                            --------------  ---------------   ---------------   --------------

Selling, general and administrative expenses                   21,760,000       22,472,000        66,277,000       65,136,000
Store rent and related expenses                                 8,277,000        8,301,000        25,147,000       23,892,000
Depreciation and amortization expense                           1,557,000        1,492,000         4,945,000        4,510,000
Interest expense                                                  768,000          715,000         2,535,000        1,839,000
                                                            --------------  ---------------   ---------------   --------------
                                                               32,362,000       32,980,000        98,904,000       95,377,000
                                                            --------------  ---------------   ---------------   --------------

LOSS BEFORE INCOME TAXES                                      (11,323,000)     (11,983,000)      (10,455,000)      (4,340,000)
(Benefit from) provision for income taxes                        (386,000)      (4,792,000)        1,443,000       (1,874,000)
                                                            --------------  ---------------   ---------------   --------------
NET LOSS                                                   $  (10,937,000) $    (7,191,000) $    (11,898,000)  $   (2,466,000)
                                                            ==============  ===============   ===============   ==============


Net loss per common share - basic                          $        (3.72) $         (2.42) $          (4.04)  $        (0.82)
                                                            ==============  ===============   ===============   ==============


Net loss per common share - diluted                        $        (3.72) $         (2.42) $          (4.04)  $        (0.82)
                                                            ==============  ===============   ===============   ==============

Weighted average number of common shares
    outstanding -- basic                                        2,942,701        2,968,855         2,942,460        2,990,078
                                                            ==============  ===============   ===============   ==============

Weighted average number of common shares
   outstanding - diluted                                        2,942,701        2,968,855         2,942,460        2,990,078
                                                            ==============  ===============   ===============   ==============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                                 Nine-Month Period Ended
                                                                                        ---------------------------------------
                                                                                           November 3,          October 28,
                                                                                              2001                  2000
                                                                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $       (11,898,000) $        (2,466,000)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                            4,945,000            4,510,000
       Provision for compensation - restricted stock awards                                        22,000               45,000
       Decrease  (increase) in other noncurrent assets                                            208,000             (235,000)
       Increase in other noncurrent liabilities                                                   241,000              211,000
       Deferred income taxes                                                                    1,690,000             (282,000)
       Loss on disposal of property and equipment                                                 625,000              756,000
       Changes in operating assets and liabilities                                             (2,576,000)         (11,170,000)
                                                                                        ------------------   ------------------
       NET CASH USED IN OPERATING ACTIVITIES                                                   (6,743,000)          (8,631,000)
                                                                                        ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                         (1,485,000)          (6,287,000)
   Proceeds from sale of property and equipment                                                         -              252,000
   Purchases of other noncurrent assets                                                          (491,000)            (361,000)
                                                                                        ------------------   ------------------
       NET CASH USED IN INVESTING ACTIVITIES                                                   (1,976,000)          (6,396,000)
                                                                                        ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from revolving credit facility                                                4,473,000           16,254,000
   Proceeds from short term debt                                                                4,000,000                    -
   Repayment of debt                                                                             (178,000)            (281,000)
   Debt financing costs incurred                                                                 (478,000)            (118,000)
   Payment of capital lease obligations                                                          (986,000)            (481,000)
   Decrease in amount due to related parties                                                     (101,000)            (107,000)
   Purchase of treasury stock                                                                           -             (369,000)
   Proceeds from exercise of common stock options                                                       -               12,000
                                                                                        ------------------   ------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                6,730,000           14,910,000
                                                                                        ------------------   ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                          (1,989,000)            (117,000)
Cash and cash equivalents at beginning of period                                                4,120,000            2,538,000
                                                                                        ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $         2,131,000  $         2,421,000
                                                                                        ------------------   ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                     $         2,283,000  $         1,685,000
    Income taxes paid                                                                           1,046,000              334,000
    Noncash financing activity - capital leases                                                 1,131,000            2,291,000
    Issuance of restricted stock awards                                                             8,000               57,000



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and nine-month periods ended November 3, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January).


Effect of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, was effective for the Company's fiscal year beginning February 4, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on February 4, 2001 had no effect on the Company's consolidated financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment of Long-Lived Assets," which is effective for the Company's fiscal year beginning February 3, 2002. The Company expects that the adoption of SFAS 144 on February 3, 2002 will have no material effect on the Company's consolidated financial statements.

Reverse Stock Split

On September 4, 2001 the Company effected a 1-for-3.5 reverse stock split to shareholders of record as of the close of business on July 30, 2001. Accordingly, common stock outstanding, the weighted average number of common and common equivalent shares and per share amounts have been retroactively adjusted to give effect to the reverse stock split.


Deferred Income Tax Valuation Allowance

During the second quarter of fiscal 2001, the Company recorded a $1.6 million valuation allowance against its deferred income tax assets. During the third quarter of fiscal 2001, the Company's deferred tax assets for net operating losses increased by approximately $3.9 million due to losses generated during the quarter. The Company recorded a $3.9 million non-cash charge during the third quarter to record a valuation allowance against these deferred income tax assets. These valuation allowances reduced the Company's earnings per share by $1.34 for the third quarter and $1.87 for the first nine months of fiscal 2001.

The Company's gross deferred tax assets and related valuation allowances are presented below:

                                                                     November 3,           February 3,        October 28,
                                                                        2001                  2001                 2000
                                                                -------------------     ----------------     -----------------
Gross deferred income tax assets - current                  $               43,000  $           394,000  $          1,458,000
Gross deferred income tax assets - noncurrent                           10,291,000            6,114,000               408,000
                                                                -------------------     ----------------     -----------------
                                                                        10,334,000            6,508,000             1,866,000
Less: valuation allowances                                               5,516,000                   --                    --
                                                                -------------------     ----------------     -----------------
Net deferred income tax assets                              $            4,818,000  $         6,508,000  $          1,866,000
                                                                ===================     ================     =================


NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist solely of shares under option and were anti-dilutive for all periods presented.

NOTE C - CREDIT FACILITIES

The Company has a revolving credit facility of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through July 2003. Borrowings under the Company's revolving credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate or the Adjusted Eurodollar Rate, as defined, plus 1.5% provided that the Company meets certain minimum net worth requirements as set forth in the agreement.

Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At November 3, 2001, the Company had approximately $1.5 million of excess availability under the borrowing base formula. The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility.

In September 2001, the Company amended its revolving credit facility with its primary lender to enter into a $4.0 million term loan in addition to the $37.5 million available under its revolving credit facility described above. The term loan expires in July 2002. Borrowings under the term loan agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the term loan agreement, the borrowings bear interest at the rate of 15.0% per annum. In addition, the term loan agreement guarantees certain minimum payments to the lender if the term loan is fully repaid prior to April 13, 2002.

The Company's amended revolving credit facility contains certain covenants which, among other things, prohibit the Company from paying dividends, restrict the ability of the Company to incur other indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $1,500,000 ($1,000,000 from November 12, 2001 through December 21, 2001). Under this agreement, the Company is required to maintain a $5,000,000 minimum level of working capital (excluding amounts outstanding under the revolving credit agreement) and to maintain a $25,000,000 minimum adjusted net worth (excluding valuation reserves against the Company's deferred income tax assets).

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 30, 2002 or termination of the Company's revolving credit facility with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains the same working capital and minimum net worth requirements as required by the Company's primary lender under the revolving credit agreement. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a balance of $7,256,000 at November 3, 2001, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

NOTE D - EFFECT OF RESTRUCTURING

In response to lower than expected operating results in fiscal 2000, the Company developed a restructuring plan during the fourth quarter of fiscal 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, re-deploying assets and curtailing the number of new store openings until the Company realizes improved performance in its existing stores. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of November 3, 2001, the Company had closed 39 of the stores described in the plan, removed two of these stores and their associated liability from the restructuring plan and plans to close the remaining store during fiscal 2001. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. As of November 3, 2001, the restructuring liability in the accompanying balance sheet was $55,000 for the remaining store to be closed.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of November 3, 2001 and October 28, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
November 16, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the three-month period ended November 3, 2001 decreased 1.4% to $72,957,000 compared with $73,986,000 for the same time period in 2000. Net sales for the nine-month period ended November 3, 2001 decreased 3.0% to $257,188,000 compared with $265,037,000 for the same time period in 2000. The Company operated 33 fewer stores during the three-month period ended November 3, 2001 and operated 20 fewer stores during the nine-month period ended November 3, 2001 as compared with the same periods last year.

Comparable store sales increased 4.2% in the third quarter of fiscal 2001. Management believes that the comparable store sales increase in the third quarter was due to its renewed emphasis on women's and children's apparel and women's accessories using the working capital provided by eliminating or de-emphasizing gifts, children's accessories, home products and men's apparel. Management also believes that the Company's comparable store sales in the third quarter of 2001 were negatively affected by the terrorist attacks of September
11. Although the Company's comparable store sales increased 4.2% in the third quarter of fiscal 2001, the Company's comparable store sales from the week of September 11 through the end of third quarter 2001 increased 0.6%. By contrast, the Company experienced a 9.6% increase in comparable store sales from the beginning of third quarter 2001 until the week of the terrorist attacks on September 11. Comparable store sales for the nine-month period ended November 3, 2001 decreased 2.8% primarily due to the weak demand for apparel in general and to year-over-year sales decreases in certain key categories early in the year. The Company considers stores that have been open 18 months or more to be comparable, and there were 597 such stores at November 3, 2001.

In response to lower than expected operating results in fiscal 2000, the Company developed a restructuring plan during the fourth quarter of fiscal 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, re-deploying assets and curtailing the number of new store openings until the Company realizes improved performance in its existing stores. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of November 3, 2001, the Company had closed 39 of the stores described in the plan, removed two of these stores and their associated liability from the restructuring plan and plans to close the remaining store during fiscal 2001. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. As of November 3, 2001, the restructuring liability in the accompanying balance sheet was $55,000 for the remaining store to be closed.

During the first nine months of fiscal 2001, the Company opened six stores and relocated or expanded nine of its stores. In addition, the Company closed 20 under-performing stores, including 15 of the stores identified for closing in the fiscal 2000 restructuring plan. At November 3, 2001, the Company operated 627 stores, 35 fewer than at quarter-end last year. The stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales increased to 28.8% in the third quarter of fiscal 2001 compared with 28.4% of net sales in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, gross margin as a percentage of net sales was 34.4% compared with 34.3% of net sales in the same period last year. These increases in year-over-year gross margin were the result of the Company's strategy of eliminating less profitable categories of merchandise.

Selling, general and administrative ("SG&A") expenses were 29.8% of net sales in the third quarter of fiscal 2001 compared with 30.4% of net sales in the third quarter of fiscal 2000. SG&A expenses decreased in the third quarter due to leverage provided by the Company's 4.2% increase in comparable store sales for the three-month period and to a decrease in salaries, benefits and other expenses realized as a result of the restructure of the corporate offices in the fourth quarter of 2000. SG&A expenses were 25.8% of net sales in the first nine months of fiscal 2001 compared with 24.6% of net sales during the same time period in fiscal 2000. In the first nine months of fiscal 2001, payroll expense in the stores increased due to a year-over-year increase in the average hourly wage rate which was slightly offset by a decrease in average store payroll hours. As a result, SG&A expenses were higher as a percentage of net sales in the first nine months of 2001 due to the increase in store payroll and the lack of sales leverage as a result of the comparable store sales decrease.

Store rent and related expenses were 11.3% of net sales in the third quarter of fiscal 2001 compared with 11.2% of net sales in the third quarter of fiscal 2000. Store rent and related expenses for the nine-month period ended November 3, 2001 were 9.8% compared with 9.0% for the same period in 2000. These increases in store rent as a percentage of net sales in both periods were due to a combination of lower average store sales and an increase in average store rent year-over-year. Store rent and related expenses per average store increased 4.9% in the third quarter of fiscal 2001 compared with the same period last year. Store rent and related expenses per average store for the nine-month period ended November 3, 2001 increased 8.4% compared with the same period last year. The increase in average store rent and related expenses in both periods presented was primarily due to the Company's store expansion strategy during fiscal 2000 which resulted in the opening of larger stores in more expensive markets with higher rents while closing older stores with lower average rent costs.

Depreciation and amortization expense increased to 2.1% of net sales in the third quarter of fiscal 2001 compared with 2.0% in the same period last year. Depreciation and amortization expense increased to 1.9% of net sales in the first nine months of fiscal 2001 compared with 1.7% in the same time period last year. Depreciation and amortization expense increased as a percentage of net sales in both periods due to a combination of investment in information technology during fiscal 2000 and lower average sales.

Interest expense increased to 1.1% of net sales in the third quarter of fiscal 2001 compared with 1.0% of net sales in the third quarter of fiscal 2000. Interest expense increased to 1.0% in the first nine months of fiscal 2001 compared with 0.7% in the corresponding period of fiscal 2000. Year-over-year interest expense increased in both periods in dollars due to higher average borrowings as a result of the Company's lower than expected operating performance in fiscal 2000 and in the first nine months of fiscal 2001.

The Company's effective income tax rate of (13.8)% in the first nine months of fiscal 2001 as compared with 43.2% in the first nine months of fiscal 2000 was primarily attributable to recording valuation allowances of $5.5 million against the Company's deferred income tax assets during fiscal 2001. The Company's effective income tax rate for the third quarter of fiscal 2001 was 3.4% which primarily reflected the income tax benefits recognized on pre-tax losses in Puerto Rico. The Company recorded a valuation allowance of $3.9 million against all deferred income tax assets which arose from losses generated during the third quarter of 2001. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided for a portion of the net deferred income tax assets. Management will continue to assess the adequacy of or the need for the valuation allowance based upon future operations.

Outlook

During fiscal 2001, the Company opened a total of six new stores and has expanded or relocated nine existing stores and will close the remaining store previously identified in its fiscal 2000 restructuring plan. The retail apparel industry was extremely difficult in November 2001 and the Company's comparable store sales decreased 3.9%. Management believes that the Company's comparable store sales results in November 2001 were competitive within the industry when considering the current retail apparel environment. In view of the combination of unseasonably warm weather throughout much of the nation into early December and the continuing softness in the economy stemming, in part, from the events of September 11, management shares the view of many industry analysts who expect continued lackluster demand for apparel leading to a highly promotional holiday season which could put pressure on gross margin.

The Company will continue to focus its efforts on increasing comparable store sales by, among other things, emphasizing women's and children's apparel and women's accessories and eliminating or de-emphasizing gifts, children's accessories, home products and men's apparel, closing its least profitable stores and continuing to reduce costs under its fiscal 2000 restructuring plan.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January). Nonetheless, the Company's sales in the fourth quarter have represented 24% of its annual sales on average in the most recent five years.

Average store rent and related expenses are expected to continue to increase in fiscal 2001 compared with fiscal 2000 due to the location and the increase in average store square footage of stores that were opened in fiscal 2000, as well as the closing of older, smaller and lower-volume stores. The Company seeks to leverage these increases through improved average store sales volume expected to be realized by eliminating or reducing its offerings of less profitable categories of merchandise and replacing these categories with increased sales of more profitable categories of merchandise including women's and children's apparel and women's accessories.


Liquidity and Capital Resources

In the first nine months of fiscal 2001, short-term borrowings were primarily used to supplement the lower than expected operating results and cash flows for the same period. In the corresponding nine-month period of fiscal 2000, net borrowings on the Company's revolving credit facility were used to purchase inventory and to open new stores, expand and remodel certain other stores and to invest in information technology.

The dollar amount of merchandise in the Company's stores at the end of the third quarter of fiscal 2001 increased compared with the end of the third quarter of fiscal 2000 in total. Total merchandise inventories at the end of the third quarter of fiscal 2001 (including inventory in-transit to and present in the Company's distribution center) increased 6.4% and increased 12.8% on an average store basis compared with the end of the third quarter of fiscal 2000. These increases in inventory at the end of the third quarter of 2001 compared with the same time last year reflect the Company's change in ownership of inventory to include inventories at the vendor's shipping point and the receipt of holiday merchandise earlier than last year. In preparation for the holiday selling season, total merchandise inventories at the end of the third quarter of fiscal 2001 were 31.7% higher on an average store basis than at February 3, 2001. The level of outstanding documentary letters of credit increased to $7.8 million on November 3, 2001 compared with $7.6 million on October 28, 2000. The level and source of inventories are subject to fluctuations because of the Company's seasonal operations, opportunistic buying strategy and prevailing business conditions.

Total accounts payable and amounts outstanding under the credit facilities, including long-term portions thereof, increased 30.4% as of November 3, 2001 compared with October 28, 2000. This year-over-year increase was primarily the result of the Company's lower than expected operating performance in fiscal 2000 and in the first nine months of fiscal 2001. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations based on changes in the Company's inventory levels and rate of capital expenditures.

The Company's credit facilities consist of a revolving credit facility and term loan to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. The $4.0 million term loan was entered into during September 2001, bears interest at the rate of 15.0% per annum and expires in July 2002. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at November 3, 2001. Please refer to Note C to the unaudited condensed consolidated financial statements for a more detailed description of the Company's credit facilities.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to 285,715 shares of its outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represented approximately 9.5% of the outstanding common stock of the Company as of August 2, 2000. As of November 3, 2001 the Company had repurchased 67,400 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $5.82 per share).

The Company expects to spend a total of approximately $2.5 million on capital expenditures in 2001, primarily to expand and relocate existing stores, invest in information technology and open six new stores. The Company currently expects to spend approximately $3.5 million on capital expenditures in 2002, most of which will be used to expand and relocate 13 stores and open five new stores. The Company's liquidity requirements in the foreseeable future are expected to be met principally through net cash provided by operations and through the use of its credit facilities. If deemed by management to be in the best interests of the Company, additional short-term financing, long-term debt, equity, capital leases or other permanent financing may be considered.


Market Risk and Risk Management Policies

The Company is exposed to market risk from changes in interest rates affecting its credit arrangements, including a variable-rate revolving credit facility, short-term loan and a fixed-rate mortgage loan agreement, which may adversely affect the Company's results of operations and cash flows. The Company seeks to minimize its interest rate risk through its day-to-day operating and financing activities. The Company does not engage in speculative or derivative financial or trading activities.

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit facility would have increased the pre-tax loss for the nine months ended November 3, 2001 and October 28, 2000 by approximately $203,000 and $119,000, respectively.

Market for the Company's Common Stock

In April 2001, the Company received notification from NASDAQ that the Company's stock price was not in compliance with NASDAQ's one dollar per share minimum closing bid price rule required for continued listing. In response, the Company's board of directors recommended a reverse split of the Company's outstanding common stock to its shareholders. A substantial majority of the Company's shareholders approved the reverse split and the Company effected a 1-for-3.5 split of its common stock effective as of the close of business on September 4, 2001. As a requirement for continued listing on the NASDAQ National Market System, the Company's common stock was required to be in compliance with the one dollar minimum closing bid price rule for at least ten consecutive trading days beginning on or before September 10, 2001. The Company met its minimum bid price requirement on each of the ten consecutive trading days for which the NASDAQ was open beginning September 5, 2001.

Effect of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, was effective for the Company's fiscal year beginning February 4, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on February 4, 2001 had no effect on the Company's consolidated financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment of Long-Lived Assets," which is effective for the Company's fiscal year beginning February 3, 2002. The Company expects that the adoption of SFAS 144 on February 3, 2002 will have no material effect on the Company's consolidated financial statements.


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

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders
                           None

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K:

(a)  Exhibits

     10(a)Amendment Number Nine to the Continuing Commercial Credit Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated November 12, 2001.

     10(b)Amendment Number Ten to the Continuing Commercial Credit Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated December 12, 2001.

15   Acknowledgement of Deloitte & Touche LLP, independent accountants.

     (b)  Reports on Form 8-K

          The Company was not required to, and did not, file any report on Form 8-K for the three-month period ended November 3, 2001.

SIGNATURES:       Pursuant to the requirements of the Securities Exchange Act of
                  1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  December 17, 2001                    /s/  Leonard M. Snyder
                                            Leonard M. Snyder
                                            Chairman of the Board of Directors
                                            and Chief  Executive Officer
                                            (principal executive officer)

Date:  December 17, 2001                    /s/  H. Dane Reynolds
                                            H. Dane Reynolds
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (principal financial officer and
                                            principal accounting officer)