Form 10-K
period 2002-02-02
ONE PRICE CLOTHING STORES INC
filed 2002-05-02
CIK 812446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|x| Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended February 2, 2002
                                       OR
| | Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934 (No Fee Required) For the transition period from

    Commission file number 0-15385
                           -------

                         ONE PRICE CLOTHING STORES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                             57-0779028
-------------------------------  ---------------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
     of organization)

             1875 East Main Street
          Highway 290, Commerce Park
            Duncan, South Carolina                         29334
 -------------------------------------------  ----------------------------------
 (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code:  (864) 433-8888

  Securities registered pursuant to Section 12(b) of the Act:   None

  Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 Par Value
--------------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x       No  ___
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 22, 2002:
Common Stock, $0.01 Par Value - $6,195,552

The number of shares outstanding of the issuer's classes of common stock as of April 22, 2002: Common Stock, $0.01 Par Value - 3,004,519 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with respect to the annual shareholders meeting to be held June 12, 2002 are incorporated by reference into
Part III.

PART I

ITEM 1.     BUSINESS

General

One Price Clothing Stores, Inc. (the "Registrant" or the "Company") operates a chain of off-price specialty retail stores offering a wide variety of first quality, fashionable, in-season apparel and accessories for women and children. The Company purchases merchandise at heavily discounted prices in large quantities from a broad mix of manufacturers, importers and other suppliers. The Company is able to acquire such merchandise at heavily discounted prices because of imbalances between supply and demand, vendor needs for liquidity and favorable prices from sources outside the United States of America. The Company is able to take advantage of these circumstances because of its willingness to purchase large quantities and to buy goods later in the season than many other retailers. This purchasing strategy allows the Company to obtain favorable prices and to react quickly to seasonal fashion preferences and weather conditions affecting consumer spending. It is the Company's policy to offer only first quality apparel; the Company does not purchase "seconds" or irregular merchandise from its suppliers.

Fiscal Year

The Company's fiscal year ends on the Saturday nearest January 31. The Company's fiscal calendar is comparable with other retail companies. The period ended February 2, 2002 ("fiscal 2001") consists of 52 weeks. The period presented for fiscal 2000 consist of 53 weeks. The Company's tax year, however, ends on the Saturday nearest December 31.

Company History and Organization

The Company opened its first store in August 1984. On February 9, 1994, a wholly-owned subsidiary of the Company, One Price Clothing of Puerto Rico, Inc., was incorporated in Puerto Rico. It commenced operations on May 28, 1994. On January 31, 1997, a wholly-owned subsidiary of the Company, One Price Clothing -- U.S. Virgin Islands, Inc. was incorporated in the U. S. Virgin Islands. It commenced operations on March 20, 1997. On June 11, 1997, a wholly-owned subsidiary, One Price Realty, Inc., was incorporated in South Carolina, to own the Company's corporate offices and distribution center facilities in Duncan, South Carolina. On October 31, 2000, a wholly-owned subsidiary, BestPrice! Southwest, LLC, was formed. As used herein, unless the context otherwise indicates, the "Company" refers to (i) One Price Clothing Stores, Inc., a Delaware corporation, (ii) the immediate predecessor of One Price Clothing Stores, Inc., a South Carolina corporation of the same name, (iii) the South Carolina corporation's predecessor, a North Carolina corporation organized in 1984 under the name J. K. Apparel, Inc., (iv) One Price Clothing of Puerto Rico, Inc., (v) One Price Clothing - U.S. Virgin Islands, Inc., (vi) One Price Realty, Inc., and (vii) BestPrice! Southwest, LLC.

Industry Segments

The Company operates in only one industry segment. All of the Company's assets and significant revenues and pre-tax operating results relate to retail sales of apparel and accessories to the general public through Company-operated stores. Other than operations in Puerto Rico and the U.S. Virgin Islands, the Company had no operations outside the continental United States at February 2, 2002 and no export sales. Reference is hereby made to the consolidated financial statements included in Part II for information about the Company's assets, net sales and operating results.

Operations

The Company operates a chain of off-price specialty retail stores offering a wide variety of first quality, fashionable, in-season apparel and accessories for women and children. The Company currently offers most of its apparel at prices ranging between $7 and $15 and offers certain additional categories and styles priced higher than $15 when the Company believes that such merchandise is clearly desired by the Company's customers. Such higher priced merchandise -- including denim, coordinated sets and heavier jackets -- is offered within the $16 to $25 price range. In addition, the Company currently offers men's apparel in approximately 76 stores.

In response to lower than expected operating results in fiscal 2000, the Company adopted a restructuring plan during the fourth quarter of fiscal 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, re-deploying assets and curtailing the number of new store openings until the Company realized improved performance in its existing stores. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of February 2, 2002, the Company had closed 40 of the stores described in the plan and, in light of improved operating results, removed the two remaining stores and their associated liability from the restructuring plan. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. See Note I of Item 8 of this report.

The Company registered the trademark "One Price" with the United States Patent and Trademark Office in June 1990 for a ten-year period with the option to renew prior to expiration. The Company renewed this trademark in 2000. This trademark was accorded incontestable status by the United States Patent and Trademark Office. The Company registered the trademark "OPC Fashions" with the United States Patent and Trademark Office in January 1999 for a ten-year period with the option to renew prior to expiration. The Company considers the "One Price" and "OPC Fashions" trademarks to be valuable and significant to the conduct of its business. The Company has also registered "Ropa de Ninos a un Precio" and "OPC" in the United States. The Company has also applied for registration of the "OPC BestPrice!," "BestPrice!," "BestPrice! Fashions," "BestPrice! Plus," and "BestPrice! Kids" trademarks.

The One Price Store. The Company's typical store has approximately 3,400 square feet, of which approximately 2,700 square feet is devoted to selling space. The Company's current strategy is to open stores with a somewhat larger selling area than this average and the Company expects to continue this approach. All of the Company's stores are located in leased facilities with convenient access to adequate parking or public transportation. At February 2, 2002, approximately 83% of the Company's stores were located in strip shopping centers and the remaining stores were located in central business districts or malls. The Company does not franchise its stores.

The Company's stores are typically located in communities with populations of at least 40,000 people, as well as in large metropolitan areas. Most of the Company's stores are open seven days a week and typical hours of operation are from 10:00 a.m. until 7:00 p.m. or 9:00 p.m., Monday through Saturday, with shorter hours on Sunday. While a typical store employs a full-time manager, one or two full-time assistant managers and up to ten additional part-time sales associates, this configuration can vary widely depending on store size and location, among other factors.

The Company's stores are designed for customer convenience and for attractive presentation of merchandise. All apparel is displayed on hangers and is organized by classification, style and color, with in-store signage and graphics that promote a pleasant shopping environment and customer convenience.

The Company's store operations department is headed by a Senior Vice President of Store Operations who is assisted by regional and district sales managers. Each of the six regional sales managers is responsible for approximately nine districts. Each district sales manager is responsible for approximately 12 stores. The policy of the Company is for its district sales managers to visit each store in his or her district on a regular basis to provide assistance in promoting sales, training, store layout and merchandise presentation, and to monitor adherence to the Company's key operational and management policies.

Store Locations and Expansion. At February 2, 2002, the Company operated 623 stores in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company opened 6 stores, relocated or expanded 9 stores and closed 24 under-performing stores, including 16 of the stores identified for closing in the fiscal 2000 restructuring plan, in fiscal 2001. The Company anticipates that it will open approximately 6 new stores in fiscal 2002.

Purchasing. The Company's practice is to offer value to its customers by selling desirable, first quality apparel and accessories at considerably lower prices than generally would be available from department stores and other specialty retailers. The Company purchases its merchandise at heavily discounted prices and on favorable terms from manufacturers, importers and other vendors.

The Company typically is able to purchase merchandise from vendors at substantially discounted prices primarily due to manufacturers' need to utilize excess capacity or import quota or need for liquidity and, to a lesser degree, to the following circumstances: over-production by manufacturers, cancellation of orders by conventional retail stores, and the inability of a manufacturer or importer to dispose of merchandise through regular channels. The Company's ability and willingness to purchase in large quantities and its reputation for reliability in the industry provide the Company with purchasing advantages. The Company generally purchases merchandise closer to and during each selling season, later than department stores and other specialty retailers. This purchasing strategy permits the Company to react to fashion trends and opportunistic developments during a selling season.

During fiscal 2001, the Company purchased merchandise from approximately 560 vendors, including manufacturers, importers and other vendors. No vendor accounted for more than 10% of the Company's total purchases for the fiscal year. The number of vendors in any particular fiscal year fluctuates due to the Company's opportunistic buying strategy.

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

Merchandising. The Company's merchandising strategy emphasizes fashionable, in-season apparel and accessories for juniors, misses, plus-sized women and children. The Company also currently offers men's apparel in approximately 76 stores. The Company's target customers are value- and fashion-conscious women, primarily in lower- and middle-income brackets. The Company offers only first quality merchandise and emphasizes the value of its merchandise compared with similar merchandise sold elsewhere at higher prices. Women's apparel sold by the Company includes fashionable sportswear such as knit tops, blouses, shirts, pants, shorts, skirts, dresses, sweaters and blazers as well as fashionable career-oriented related separates and an array of intimate apparel. During early fiscal 2001, management decided to eliminate or de-emphasize several categories of merchandise including gifts and home furnishings, children's accessories, uniforms and men's apparel. These categories had comprised approximately 5% of net sales during fiscal 2000. The proportions of categories of merchandise the Company has sold, as a percentage of net sales, are as follows (individual percentages may not add to 100 due to rounding individual categories of merchandise):


                                                                  FISCAL YEAR ENDED
                                          ------------------------------------------------------------------
                                            February 2, 2002      February 3, 2001       January 29, 2000
                                            ----------------      ----------------       ----------------
PERCENTAGE OF NET SALES:
Junior and misses women's apparel                    56%                   56%                    57%
Plus-size women's apparel                            23%                   22%                    21%
Children's apparel                                   10%                    8%                     8%
Women's accessories                                   9%                    9%                     9%
Children's accessories and uniforms                   -%                    1%                     1%
Men's apparel                                         2%                    3%                     2%
Gifts and home furnishings                            1%                    2%                     2%
                                                   -----                 -----                  -----
                                                    100%                  100%                   100%
                                                   -----                 -----                  -----

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

Seasonality

The Company has historically produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared with the third quarter (August - October) and fourth quarter (November - January). Management is unable to predict if this trend will continue in the future. However, management's strategy of emphasizing its core women's and children's apparel and women's accessories categories as well as its promotional and advertising strategies are designed to increase sales volume in the third and fourth quarters.

Working Capital Requirements

The Company has a $37,500,000 revolving credit agreement (including a $25,000,000 letter of credit sub-facility) and $4,000,000 term loan with its primary lender through July 2003. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan). The Company's twenty-year mortgage agreement with a commercial bank at the original amount of $8,125,000 is secured by the land, buildings, fixtures and improvements located at the Company's Duncan, South Carolina corporate offices and distribution center. The Company also has an agreement, as amended, with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 2002 or termination of the Company's revolving credit facility with its primary lender. These lending agreements contain certain covenants and terms described in Items 7 and 8 of this report.

Merchandise inventories are typically purchased on credit or, for certain merchandise inventories from foreign suppliers, by the use of letters of credit. All such purchases are paid in United States dollars; thus, the Company is not subject to foreign currency risks. As a result of the Company's opportunistic buying strategy and to ensure that an adequate supply of merchandise is available for shipment to its stores, the Company invests a significant amount of its working capital in merchandise inventories.

Customers

No material part of the business of the Company is dependent upon a single customer or a few customers.

Competition

The retail apparel industry is highly competitive. In order to compete effectively, the Company is dependent upon its ability to purchase merchandise at substantial discounts. The Company competes with department stores, specialty stores, discount stores, and other off-price retailers, many of which are owned by large national or regional chains with substantially greater resources than the Company. There can be no assurance that other retailers with substantially greater financial resources than the Company will not adopt a purchasing and marketing concept similar to that of the Company. Management believes that the primary competitive factors in the retail apparel industry are price, quality, fashion content, variety of merchandise, site selection and cost of operation. The Company believes that it is well positioned to compete in its markets.

Environmental Factors

The Company is not aware of any federal, state or local environmental regulations that will materially affect its operations or competitive position or require material capital expenditures.

Employees

At February 2, 2002, the Company had approximately 4,200 employees, of which approximately 34% were full-time employees. The Company, like other retailers, experiences a high turnover rate of full-time and part-time store employees but has not experienced excessive difficulty in hiring qualified personnel. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is good.


Private Securities Litigation Reform Act of 1995

See "Private Securities Litigation Reform Act of 1995" in Item 7 of this report.


ITEM 2.     PROPERTIES

The Company leases all of its store locations. At February 2, 2002, the Company had 623 stores operating in 30 states, the District of Columbia, Puerto Rico and the U. S. Virgin Islands. The Company leases its stores under operating leases generally with initial terms of five years and with one to two renewal option periods of five years each. Leases typically contain kickout provisions based on an individual store's annual sales volume and/or the shopping center's occupancy. The leases generally provide for increased rents resulting from increases in operating costs and property taxes. Certain of the leases provide contingent or percentage rentals based upon sales volume, and other stores are leased on a month-to-month basis. To date, the Company has not experienced difficulty in obtaining leases for suitable locations for its stores on satisfactory terms. Approximately 184 existing store leases expire, or have initial lease terms containing lessee renewal options that may be exercised, during fiscal 2002. Management believes that the Company will not experience a significant increase in lease expense as a result of exercising renewal options or negotiating additional lease terms for such locations.

The following is a list of store locations as of February 2, 2002:


                                                                      NUMBER OF
    STATE                                                               STORES
    -----                                                            -----------
    Alabama..............................................................     12
    Arizona..............................................................     10
    Arkansas.............................................................      5
    California...........................................................     61
    Connecticut .........................................................      3
    Florida..............................................................     67
    Georgia..............................................................     38
    Illinois.............................................................     31
    Indiana..............................................................     11
    Kansas...............................................................      3
    Kentucky.............................................................      4
    Louisiana............................................................     15
    Maryland.............................................................     17
    Massachusetts........................................................      7
    Michigan.............................................................     15
    Mississippi..........................................................      9
    Missouri.............................................................     13
    Nevada...............................................................      2
    North Carolina.......................................................     28
    New Jersey...........................................................      8
    New Mexico...........................................................      5
    New York.............................................................     13
    Ohio.................................................................     12
    Oklahoma.............................................................      6
    Pennsylvania.........................................................     18
    Puerto Rico..........................................................     36
    South Carolina.......................................................     30
    Tennessee............................................................     18
    Texas................................................................     96
    U.S. Virgin Islands..................................................      2
    Virginia.............................................................     21
    Washington, DC.......................................................      4
    Wisconsin............................................................      3

    TOTAL STORES.........................................................    623


The Company's corporate offices and distribution center, occupying approximately 500,000 square feet, are located in Duncan, South Carolina on approximately 75 acres which are owned by the Company. The Company's facilities are expected to be able to support the Company's planned growth over the next several years. The Company's borrowings under its mortgage loan facility are secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. Borrowings under the credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the agreement other than the land, buildings, fixtures and improvements collateralizing the mortgage loan.


ITEM 3.            LEGAL PROCEEDINGS

From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, any such actions currently capable of assessment and presently pending, even if decided adversely, would not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                SHAREHOLDER MATTERS

The Company's common stock is traded under the symbol ONPR in the National Market System of NASDAQ. As of April 23, 2002, there were approximately 400 shareholders of record.

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

The quarterly high and low sales prices of the Company's common stock as quoted by NASDAQ are shown below. All sales prices reflect the Company's 1-for-3.5 reverse stock split effected on September 4, 2001:

                                                             Fiscal Year Ended                  Fiscal Year Ended
                                                              February 2, 2002                   February 3, 2001
                                                            ---------------------------      ----------------------------
                                                              High             Low              High            Low
                         First                         $      3.500       $    2.406      $     12.688     $    8.312
                         Second                               3.325            1.925            11.375          5.250
                         Third                                4.600            0.950             8.313          2.625
                         Fourth                               4.400            1.500             4.813          1.750

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company for each of the five fiscal years ended January 31, 1998 through February 2, 2002. The selected consolidated financial data as of February 2, 2002 and February 3, 2001 and for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, are extracted from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included under Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K. Selected consolidated financial data as of and for all other periods were derived from audited consolidated financial statements not contained within this Form 10-K.

                                                                            Fiscal Year Ended
                                                      --------------------------------------------------------------
                                                      February 2,  February 3,  January 29, January 30,  January 31,
                                                         2002         2001         2000        1999         1998
                                                      ------------ ------------ ----------- ------------ -----------

 Dollars in thousands except per share amounts

   1    Net sales                                $        340,430      355,624     336,847     328,059      302,285
   2    Restructuring charge (credit)            $             --        1,017          --        (385)       2,265
   3    (Loss) income before income taxes        $        (15,372)      (9,130)      7,809       5,497      (13,493)
   4    Net (loss) income                        $        (19,712)      (5,366)      7,074       4,383      (11,320)
   5    Diluted net (loss) income per common     $          (6.70)       (1.80)       2.34        1.46        (3.80)
          share
   6    Weighted average number of common
          shares (000) -  diluted                #          2,943        2,976       3,023       2,998        2,982
   7    Number of common shares outstanding at
          period-end (000)                       #          2,944        2,941       2,997       2,983        2,982
   8    Cash dividends declared per common       $             --           --          --          --           --
          share
   9    Current assets                           $         66,627       57,428      57,064      55,387       48,331
  10    Long-term assets                         $         43,175       49,206      38,891      37,440       39,781
  11    Total assets                             $        109,802      106,634      95,955      92,827       88,112
  12    Current liabilities                      $         76,114       56,594      40,921      44,741       44,080
  13    Long-term debt (including capital        $         11,835        8,764       7,879       8,057        8,359
          leases)
  14    Deferred income tax liability            $             --           --          42          --           --
  15    Other noncurrent liabilities             $          2,548        2,395       2,512       2,612        2,651
  16    Shareholders' equity                     $         19,305       38,881      44,601      37,417       33,022
  17    Adjusted net worth (1)                   $         29,396       38,881      44,601      37,417       33,022
  18    Stores (closed) opened during the        #            (18)           5          18         (42)          15
          period, net
  19    Stores operating at period-end           #            623          641         636         618          660
  20    Number of full and part-time employees
          at period-end                          #          4,200        4,200       4,300       3,900        4,269
  21    Number of weeks per fiscal year          #             52           53          52          52           52


(1) Under its credit agreements, the Company is required to maintain a minimum adjusted net worth of $25,000,000. The Company's revolving credit agreement defines adjusted net worth, in general terms, as the difference between total assets and total liabilities. Effective with an amendment during December 2001, adjusted net worth was defined in the Company's revolving credit agreement as the difference between total assets and total liabilities, excluding the valuation allowance against the Company's deferred tax assets. The amount of such valuation allowance at February 2, 2002 was $10,091,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

The following table sets forth, for the three most recent fiscal years, certain financial statement elements expressed as a percentage of net sales:

                                                                                   Fiscal Year Ended
                                                           ------------------------------------------------------------------
                                                             February 2, 2002      February 3, 2001       January 29, 2000
                                                                (52 weeks)            (53 weeks)             (52 weeks)
                                                           --------------------- ---------------------- ---------------------
PERCENTAGE OF NET SALES
Net sales                                                          100.0%                100.0%                 100.0%
Cost of goods sold                                                  65.7%                 65.9%                  64.0%
                                                                    -----                 -----                  -----
Gross margin                                                        34.3%                 34.1%                  36.0%
                                                                    -----                 -----                  -----
Selling, general and administrative expenses                        26.0%                 24.8%                  23.3%
Store rent and related expenses                                      9.8%                  9.1%                   8.2%
Depreciation and amortization expense                                2.0%                  1.7%                   1.6%
Restructuring charge                                                 0.0%                  0.3%                   0.0%
Interest expense                                                     1.0%                  0.8%                   0.6%
                                                                    -----                 -----                  -----
                                                                    38.8%                 36.7%                  33.7%
                                                                    -----                 -----                  -----

(Loss) income before income taxes                                   (4.5%)                (2.6%)                  2.3%
Provision for (benefit from) income taxes                            1.3%                 (1.1%)                  0.2%
                                                                    ------                ------                 -----

Net (loss) income                                                   (5.8%)                (1.5%)                  2.1%
                                                                    ======                ======                 =====

Stores in operation at period-end                                    623                    641                    636
                                                                    ======                ======                 =====


CRITICAL ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management considers its most critical accounting policies to be related to inventory markdown and shrink reserves, the accrual for self-insured workers' compensation claims, impairment of long-lived assets, and the valuation allowance for deferred tax assets. These critical accounting policies can significantly affect the Company's reported amounts of assets, liabilities, revenues and expenses. The following factors could cause the Company's estimates used in each of its critical accounting policies to significantly vary from the Company's actual results:

o Inventory markdowns and shrink reserves. The Company's inventories are stated at the lower of cost or market; cost is determined under the retail method. The anticipated sales value of inventory items is generally higher than the related cost. Periodically, the Company identifies certain merchandise inventory to be marked down to facilitate its sale. Occasionally, markdowns may result in an item being sold for less than its original cost. The Company provides a reserve for the difference between original cost and the expected selling price of all inventory items expected to be sold below cost. The Company conducts a company-wide physical inventory count during the first and third quarters of each fiscal year and adjusts its accounting records to reflect the results of the actual inventory counts. The Company records an inventory shrink reserve based primarily on recent actual shrink experience.

o Accrual for self-insured workers' compensation claims. The Company is self-insured for workers' compensation up to an established stop-loss amount beyond which claims are insured by a third party. The Company's self-insurance accruals are based upon actuarially determined calculations of future claims.

o Impairment of long-lived assets. The Company periodically evaluates whether long-lived assets, primarily store leasehold improvements and fixtures and equipment, have been impaired. The Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an individual store's estimated future cash flows as determined in this analysis are less than the carrying amount of the asset, impairment is indicated. For stores which are determined to be impaired, leasehold improvements and fixtures and equipment are written down to their fair values based upon management's estimate of recoverability. Charges for impairment are recorded as a component of selling, general and administrative ("SG&A") expenses.

o Deferred income taxes and valuation allowance. Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements. Deferred tax assets also arise from unused net operating losses and unused tax credits. Management assesses the likelihood that future tax deductions and credits which give rise to deferred tax assets will be used based on their expirations and the level of taxable income that the Company is expected to generate before the expiration of these tax credits. Based on this assessment, management establishes a valuation allowance to reduce all or part of these deferred tax assets. If the Company's future taxable income were to be less than expected, the Company would have to record additional income tax expense and increase its valuation allowance for deferred tax assets; if the Company's future taxable income were to be greater than expected, the Company may be able to reduce its valuation allowance for deferred tax assets.

YEAR ENDED FEBRUARY 2, 2002 (FISCAL 2001) (52 WEEKS) COMPARED WITH YEAR ENDED FEBRUARY 3, 2001 (FISCAL 2000) (53 WEEKS)
-----------------------------------------

During fiscal 2001, the Company implemented a strategy of eliminating its less profitable categories of merchandise, including gifts, home furnishings and children's accessories and de-emphasizing uniforms and men's apparel in an effort to focus its resources on its core merchandise categories of women's and children's apparel and women's accessories. The Company experienced comparable store sales increases on these continuing categories of women's and children's apparel and women's accessories of 5.8% for the last three months of fiscal 2001, 7.6% for the last six months of fiscal 2001 and 0.8% for fiscal 2001.

Net sales in fiscal 2001 decreased 4.3% to $340.4 million compared with $355.6 million in fiscal 2000. The decrease in net sales is primarily due to operating, on average, 23 fewer stores in fiscal 2001 than in fiscal 2000. Additionally, fiscal 2001 contained 52 weeks while fiscal 2000 contained 53 weeks. In fiscal 2001, comparable store sales decreased 1.9% for the year compared with fiscal 2000. The decrease in comparable store sales for the 52-week period is primarily due to the elimination of certain slow-turning and lower margin categories. Comparable stores are those stores in operation at least 18 months and there were 606 such stores at February 2, 2002.

During fiscal 2001, the Company opened 6 stores, relocated or expanded 9 stores and closed 24 under- performing stores. During fiscal 2000, the Company opened 44 stores, relocated or expanded 19 stores and closed 39 under-performing stores.

In response to lower than expected operating results in fiscal 2000, the Company adopted a restructuring plan during the fourth quarter of fiscal 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, re-deploying assets and curtailing the number of new store openings until the Company realized improved performance in its existing stores. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of February 2, 2002, the Company had closed 40 of the stores described in the plan and, in light of improved operating results, removed the two remaining stores and their associated liability from the restructuring plan. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. See Note I of Item 8 of this report.

Gross margin as a percentage of net sales was 34.3% in fiscal 2001 compared with 34.1% in fiscal 2000. This increase in gross margin as a percentage of net sales primarily resulted from the Company's strategy of eliminating its less profitable categories of apparel and accessories.

SG&A expenses increased to 26.0% as a percentage of net sales in fiscal 2001 from 24.8% in fiscal 2000. SG&A expenses as a percentage of net sales increased year-over-year primarily as a result of increases in payroll and utility costs in the Company's stores. Average payroll in the Company's stores increased 2.4% in fiscal 2001 compared with fiscal 2000. An increase in average payroll rates was almost completely offset by fewer payroll hours on average. The Company has and continues to mitigate the effect of increasing payroll rates by managing store hours used and by seeking to improve sales in its existing stores. Utility costs increased 8.7% per average store year-over-year due to sharp increases in prices of natural gas and electricity, particularly during the first six months of the year.

Store rent and related expenses increased to 9.8% of net sales in fiscal 2001 compared with 9.1% of net sales in fiscal 2000 due to an increase in the Company's average store rent and related expenses coupled with a decrease in comparable store sales. Average store rent and related expenses increased by 7.4% in fiscal 2001 compared with fiscal 2000. The increase in average store rent and related expenses was primarily due to the Company's store strategy during fiscal 2000 which resulted in the opening of larger stores in more expensive markets with higher rents while closing older stores with lower average rent cost. Management seeks to minimize increases in store rent expense through renegotiating lease terms, relocating stores, and leveraging rent increases through strategies of increased sales including focusing on key categories and reformatting stores where necessary.

Depreciation and amortization expense increased to 2.0% of net sales in fiscal 2001 compared with 1.7% of net sales in fiscal 2000. Depreciation and amortization expense increased primarily due to the 75 total stores the Company opened in fiscal 2000 and fiscal 1999 and to capital leases entered into for new investment in information technology in the Company's stores, which resulted in higher amortization costs.

Interest expense increased to 1.0% of net sales in fiscal 2001 compared with 0.8% of net sales in fiscal 2000. Interest expense in dollars also increased in fiscal 2001 when compared with fiscal 2000 primarily due to the higher average levels of borrowings on the revolving credit facility as a result of the Company's losses in fiscal 2001 and fiscal 2000, as well as increases in amortization of debt issue costs in fiscal 2001 due to amendments made to the Company's credit agreements during fiscal 2001.

The Company's effective income tax rate of 28.2% in fiscal 2001 as compared with (41.2%) in fiscal 2000 was primarily attributable to recording non-cash valuation allowances of $10.1 million against the Company's deferred income tax assets during fiscal 2001. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided against the related net deferred income tax assets. Management will continue to assess the adequacy of or the need for the valuation allowance based upon future operations.

YEAR ENDED FEBRUARY 3, 2001 (FISCAL 2000) (53 WEEKS) COMPARED WITH YEAR ENDED JANUARY 29, 2000 (FISCAL 1999) (52 WEEKS)
-----------------------------------------

Net sales in fiscal 2000 increased 5.6% to $355.6 million compared with $336.8 million in fiscal 1999. The increase in net sales is primarily due to operating, on average, 31 more stores in fiscal 2000 than in fiscal 1999. Additionally, fiscal 2000 contained 53 weeks while fiscal 1999 contained 52 weeks. In fiscal 2000, comparable store sales decreased 3.5% for the year compared with fiscal 1999 due to transitioning merchandise between seasons too slowly combined with comparable sales decreases in certain of the Company's separates apparel categories. The Company operated 574 comparable stores at February 3, 2001.

During fiscal 2000, the Company opened 44 stores, relocated or expanded 19 stores and closed 39 under-performing stores. During fiscal 1999, the Company opened 31 stores, relocated or expanded 20 stores and closed 13 under-performing stores.

Gross margin as a percentage of net sales was 34.1% in fiscal 2000 compared with 36.0% in fiscal 1999. This decrease in gross margin as a percentage of net sales primarily resulted from increased markdowns, which resulted from the slow transition of merchandise between seasons followed by the sell-off of this remaining inventory, and the merchandise mix which contained a higher proportion of merchandise carrying lower margins than in fiscal 1999.

SG&A expenses increased to 24.8% as a percentage of net sales in fiscal 2000 from 23.3% in fiscal 1999. Total SG&A expenses increased as a percentage of net sales due to operating a higher proportion of new stores with higher average sales expectations than were realized and higher average operating costs. Total SG&A expenses in dollars increased year-over-year primarily due to operating, on average, 31 more stores in fiscal 2000 than in fiscal 1999. Additionally, fiscal 2000 contained 53 weeks while fiscal 1999 contained 52 weeks. Salaries and wages in the Company's stores increased in dollars year-over-year due to an increase in the average hourly wage rate.

Store rent and related expenses increased to 9.1% of net sales in fiscal 2000 compared with 8.2% of net sales in fiscal 1999 due to an increase in the Company's average store rent and related expenses coupled with a decrease in comparable store sales. Average store rent and related expenses increased by 10.8% in fiscal 2000 compared with fiscal 1999. The increase in average store rent and related expenses is primarily due to the Company's store expansion strategy of opening larger, higher volume stores (which typically are more costly sites with higher rents) while closing older, under-performing stores which generally have lower average rent costs.

Depreciation and amortization expense was 1.7% of net sales in fiscal 2000 compared with 1.6% of net sales in fiscal 1999. Depreciation and amortization expense in dollars increased in fiscal 2000 when compared with fiscal 1999 due primarily to the year-over-year increase in capital expenditures.

Interest expense increased to 0.8% of net sales in fiscal 2000 compared with 0.6% of net sales in fiscal 1999. Interest expense in dollars also increased in fiscal 2000 when compared with fiscal 1999 primarily due to the higher average levels of borrowings on the revolving credit facility in fiscal 2000 versus fiscal 1999.

The effective income tax rate for fiscal 2000 was (41.2%) compared with 9.4% in fiscal 1999, which was unusually low due to the favorable adjustment of the remaining deferred tax asset valuation allowance in fiscal 1999 which had been recorded in fiscal 1997.


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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion and the related growth in merchandise inventories. The Company historically has relied upon cash provided by operations and borrowed funds from its revolving credit facility to meet its liquidity needs. During the two most recent fiscal years, the Company has primarily relied upon its credit facilities to offset cash used in operations and cash used to open stores. Because of its relatively fixed cost structure and existing levels of debt, management considers its primary risk to liquidity to be its ability to generate adequate levels of net sales and gross margin while effectively controlling operating expenses. The Company relies on its planned net sales and gross margin to provide enough cash flow to meet its financial obligations. When net sales and gross margin levels have not met plan in the past, the Company has drawn funds under its credit facilities and/or negotiated with its lenders to provide additional availability to meet its liquidity needs. These credit facilities, together with cash provided by operations, are expected to meet the Company's liquidity and capital needs during the period of the agreements.

The Company's credit facilities consist of a revolving credit agreement and term loan to meet the Company's short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities to accommodate the Company's needs to purchase merchandise inventories from foreign sources. Collectively, the Company's credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at February 2, 2002. A summary of the Company's credit facilities appears below. Please refer to Note B to the Consolidated Financial Statements.

The Company's credit facilities require that these financial covenants be measured on a monthly basis. The Company was in compliance with these covenants as of February 2, 2002. Management believes that the Company will be in compliance with all financial covenants during 2002 based upon achieving its planned operating results. However, these planned operating results are dependent upon the Company meeting certain improved fiscal 2002 targets of net sales, gross margin and operating expenses and, as a result, involve some degree of uncertainty. If the Company does not achieve its planned operating results, it is possible that the adjusted minimum net worth covenant may not be met during the second half of fiscal 2002. The Company successfully obtained an amendment to its adjusted net worth covenant in December 2001 and, if necessary, will seek additional amendments to this covenant during fiscal 2002.

The Company has a $37,500,000 revolving credit agreement (including a $25,000,000 letter of credit sub-facility) and $4,000,000 term loan with its primary lender through July 2003. Borrowings under the revolving credit agreement are collateralized by all assets owned by the Company during the term of the agreement (other than land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. Borrowings under the revolving credit agreement bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate or the adjusted Eurodollar Rate, as defined, plus 1.5% provided that the Company meets certain minimum net worth requirements as set forth in agreement. Borrowings under the term loan bear interest at 15.0% per annum. At February 2, 2002, the Company had approximately $3.9 million of excess availability under the borrowing base formula.

The maximum and average amounts outstanding during fiscal 2001 and fiscal 2000 and amounts outstanding at the end of such periods for the revolving credit facility are disclosed in Note B to the Consolidated Financial Statements in
Item 8 of this document.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a balance of $7,203,000 at February 2, 2002, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 30, 2002 or termination of the Company's revolving credit agreement with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains the same working capital and minimum net worth requirements as required by the Company's primary lender under the revolving credit agreement. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above.

The Company's weighted average interest rate for all borrowings was 6.9% and 8.7% in fiscal 2001 and fiscal 2000, respectively. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $7,644,000 and $4,808,000 at February 2, 2002 and February 3, 2001, respectively.

Net cash used in operating activities for fiscal 2001 and 2000 was $4,353,000 and $4,693,000, respectively. Net cash used in operating activities in fiscal 2001 was primarily the result of the loss from operations and increases in inventories and was partially offset by increases in accounts payable and other liabilities. Net cash used in operating activities in fiscal 2000 was primarily the result of the loss from operations and changes in income tax accounts. Net cash provided by operating activities for fiscal 1999 was $8,477,000. The net cash provided by operating activities in fiscal 1999 was primarily the result of positive results of operations and a decrease in merchandise inventories.

At February 2, 2002, total merchandise inventories increased 23% to $54,131,000 compared with $43,894,000 at February 3, 2001. The increase in total merchandise inventories was primarily attributable to a higher level of merchandise in-transit to the Company's stores as a result of 1) increasing its levels of imported merchandise compared with fiscal 2000, and 2) changing inventory ownership from F.O.B. consolidator at February 3, 2001 to F.O.B. shipping point at February 2, 2002. In fiscal 2001, import purchases (including freight and duty) were 10% of total purchases compared with 8% in fiscal 2000. The Company purchases its merchandise inventories principally from domestic vendors. The level and source of inventories are subject to fluctuations because of the Company's buying strategy and prevailing business conditions.

Net cash used in investing activities for fiscal 2001, 2000 and 1999 was $3,181,000, $9,416,000 and $6,981,000, respectively, and was primarily used for leasehold improvements and equipment for new stores opened each year, as well as information technology expenditures including software and hardware upgrades. The amounts of cash used in investing activities varied year to year as a result of the Company's opening 6 stores in fiscal 2001, 44 stores in fiscal 2000 and 31 stores in fiscal 1999.

Net cash of $5,691,000 was provided by financing activities in fiscal 2001 primarily as a result of net borrowings from the Company's revolving credit facility and other long-term debt, which provided the Company with cash to open stores and to fund fiscal 2001 operations. Net cash of $15,691,000 was provided by financing activities in fiscal 2000 primarily as a result of net borrowings from the Company's revolving credit facility, which provided the Company with cash to open stores and to fund fiscal 2000 operations. Net cash of $1,376,000 was used in financing activities in fiscal 1999 primarily as a result of the net repayments of the revolving credit facility and the mortgage loan facility, as well as the payment of capital lease obligations.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to 285,715 shares of its outstanding common stock at market prices. The repurchase program authorizes purchases of the Company's common stock from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represented approximately 9.5% of the outstanding common stock of the Company as of August 2, 2000. As of February 2, 2002, the Company had repurchased 67,400 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $5.82 per share).

In fiscal 2002, the Company plans to spend approximately $3.5 million on capital expenditures, most of which will be used to open approximately six new stores, and to remodel, re-fixture, expand and relocate existing stores, and invest in information technology. The Company's liquidity requirements in the foreseeable future are expected to be met principally through the use of its credit facilities and through cash provided by operations. In addition, the Company plans to reduce working capital needs by, among other things, reducing expenses and by minimizing its capital expenditures. If deemed by management to be in the best interest of the Company, additional long-term debt, equity, capital leases, or other permanent financing may be considered.


RISK FACTORS

Terrorism and the Uncertainty of War May Affect the Company's Business
----------------------------------------------------------------------
Terrorist attacks, such as the attacks that occurred in New York and Washington D.C. on September 11, 2001, the response by the United States initiated on October 7, 2001 and other acts of violence or war may affect the market on which the Company's common stock trades, the markets in which the Company operates and the Company's operations and profitability. Since the September 11 attacks, the Company has experienced sluggish demand for apparel in its stores located in the United States along the border with Mexico and in other areas whose local economies are heavily dependent upon tourism. Management can provide no assurance that demand in these areas will improve during fiscal 2002. The potential near-term and long-term effects that any future terrorist attacks may have for the Company's customers, the market for its common stock, the markets for its products and the United States economy are uncertain. The consequences of any terrorist attack, or any armed conflicts which may result, are unpredictable, and management is unable to foresee events that could have an adverse effect on the Company's markets or its business.

The Company Faces Significant Competition
-----------------------------------------
The Company operates in a highly competitive marketplace. The Company competes with large discount retail chains such as Wal-Mart, Kmart, and Target, and with off-price chains, such as TJ Maxx, AJ Wright, Ross Stores, Factory-2-U Stores and Marshall's, some of which have substantially greater resources than its own. The Company also competes with independent and small chain retailers which serve the same low- and middle-income market. In the future, new companies may also enter the deep-discount retail industry. Although management believes that the Company is well positioned to compete in its markets, management cannot assure that the Company will be able to compete successfully against its current and future competitors.

In fiscal 2001, the Company experienced one of the toughest promotional environments in recent history. The Company competes in the discount retail merchandise business, which is a highly competitive environment that subjects it to the risk of reduced profitability resulting from lower net sales and reduced margins. Management expects that competition will continue and increase in the future. The Company has started new merchandise strategies, including concentrating on its core apparel and accessories categories, better execution of its core businesses and broader methods of marketing its business; all designed to improve gross margin, customer frequency and attract new customers. However, management can make no assurances that these merchandising and marketing strategies and other actions taken will improve results or be adequate to minimize the Company's exposure to any negative impacts due to competition.

The Company's Improvement in Operating Results Depends on Improvement in Net Sales and Gross Margin
----------------------
The Company's improvement in operating results depends largely on its ability to improve net sales and gross margin. To that end, during fiscal 2002, the Company will seek to focus its resources on its core merchandise categories of women's and children's apparel and women's accessories. Within these core merchandise categories, management believes that plus-size women's apparel, children's apparel and women's accessories offer the most potential to increase net sales and gross margin. To achieve this, the Company has increased the square footage devoted to these categories in many of its stores. The Company will seek to improve its gross margin in existing stores by focusing its resources on higher margin, faster-turning apparel categories and by increasing, as proportions of its total merchandise offerings, accessories and its own brands of merchandise.

Opening New Stores, Expanding Existing Stores and Relocating Existing Stores Affects the Company's Business
------------------------------
The Company reduced the number of new store openings during fiscal 2001 as compared with prior years, and anticipates opening approximately six new stores during fiscal 2002. The reduced number of new store openings is designed to allow management to increase its focus on the management of existing stores, including concentrating on opportunities to expand and relocate existing stores in proven locations. The Company plans to relocate or expand approximately 16 stores during fiscal 2002.

The Company continues to increase the number of its "BestPrice! Kids" stores, which it has tested, by converting suitable existing stores into the "BestPrice! Kids" concept and by creating its "BestPrice! Kids" concept in a selected number of its larger stores. The Company has also developed a "BestPrice! Plus" store concept which provides a wide assortment of plus-size apparel and accessories. The Company experienced encouraging early indicators while testing this concept in several of its larger stores and this concept will be a part of the Company's new "Tri-Box" store concept, opening this spring. These "Tri-Box" stores will be approximately 9,000 to 11,000 square feet, will be located in densely populated areas and will contain three separate stores within a single store. The center of "Tri-Box" stores will include a wide assortment of the Company's misses and junior sizes of women's apparel as well as accessories. The other sections of the "Tri-Box" stores will be merchandised as "BestPrice! Kids" and "BestPrice! Plus" stores.

There can be no assurance that the Company's store development efforts will result in operating improvement in the Company's existing store base.

The Company's store development strategy depends on many factors, including its ability to identify suitable markets and sites for new, expanded and relocated stores; negotiate leases with acceptable terms; appropriately upgrade its financial and management information systems and controls and manage its operating expenses. In addition, the Company must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond the Company's control. As a result, management cannot assure that the Company will be able to achieve its future store development goals. Any failure by the Company to achieve its store development goals on a timely basis, continue to enjoy acceptance in its current markets, attract and retain management and other qualified personnel, appropriately upgrade its financial and management information systems and control or manage operating expenses could adversely affect its future operating results and its ability to execute its store development strategy.

Management also cannot assure that the Company's store development strategy will improve its results of operations. A variety of factors are critical to the success of the Company's new, expanded and relocated stores and such factors include but are not limited to store sales, store location, store size, lease terms, initial advertising effectiveness and brand recognition. Assuming that its store development strategy occurs as anticipated, the Company's store base will include a number of large stores (including new, expanded and relocated locations) with relatively short operating histories. Management cannot assure that such large stores will achieve the sales per selling square foot and store contributions currently achieved in the Company's existing store base. If the Company's large stores on average fail to achieve its minimum operational performance criteria, its store development strategy could produce a decrease in its overall sales per selling square foot and store contributions. Increases in advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in the Company's operating results.

Planned Changes to and Disruptions in Distribution of Merchandise Could Impact the Company's Business
----------------------
The Company's success depends upon whether its receiving and shipping schedules for merchandise are well organized and managed. The Company is planning for an increased level of purchases of pre-ticketed and pre-packaged merchandise from vendors which it believes will reduce the handling costs associated with distributing merchandise to its stores. However, management can make no assurances that these plans will provide the Company with the planned efficiencies.

In addition, the Company may face unexpected demands on its distribution operations that could cause delays in delivery of merchandise from its distribution center to its stores. A fire, earthquake or other disaster at the Company's distribution center could hurt its business, financial condition and results of operations. The Company maintains commercial property, business interruption, earthquake and flood insurance to minimize the potential financial impact of these risks.

Relationships with the Company's Vendors and the Availability of In-Season Merchandise Affect Its Business
-------------------------------
The Company's success depends in large part on its ability to locate and purchase quality merchandise at attractive prices on acceptable terms. Management cannot be certain that such merchandise will continue to be available in the future on acceptable terms. Further, the Company may not be able to find and purchase merchandise in quantities necessary to accommodate its planned growth. Although management believes that the Company's relationships with its vendors are good, the Company does not have long-term agreements with any vendor. As a result, the Company must continuously seek out buying opportunities from its existing suppliers and from new sources. The Company competes for these opportunities with other retailers, discount and deep-discount chains and mass merchandisers. Although the Company does not depend on any single vendor or group of vendors and believes it can successfully compete in seeking out new vendors, a disruption in the availability of merchandise at attractive prices and acceptable terms could impair its business.

The Company's Business is Subject to Seasonality
------------------------------------------------
The Company has historically realized its highest levels of sales and income during the first and second quarters of its fiscal year (the quarters ending in April and July) because of heavy sales associated with the Easter and Mother's Day holidays. Any adverse events during the first and second quarter could therefore affect the Company's financial performance. Historically, the Company has realized a significant portion of its net sales and net income during these two quarters. In anticipation of the Easter and Mother's Day holidays, the Company may purchase substantial amounts of seasonal merchandise. If for any reason the Company's net sales during these seasons were to fall below seasonal norms and/or its expectations, a seasonal merchandise inventory imbalance could result. If such an imbalance were to occur, markdowns might be required to clear excess inventory. The Company's profitability and operating results could be adversely affected by higher than expected markdowns.

The Company's Business is Vulnerable to Economic Factors Beyond Its Control
---------------------------------------------------------------------------
The Company's ability to provide quality merchandise at everyday low prices could be hindered by certain economic factors beyond its control, including but not limited to:
o        increases in inflation;
o        increases in operating costs;
o        increases in employee health care and workers' compensation costs;
o        increases in prevailing wage levels;
o increases in the minimum wage rate, both at the Federal and state levels; and
o        decreases in consumer confidence levels.

The Market Price of the Company's Common Stock has Experienced Substantial Fluctuation
-----------
The market price of the Company's common stock has fluctuated substantially over the last several years. Trading prices for its common stock could fluctuate significantly due to many factors, including:
o        the depth of the market for the Company's common stock;
o changes in expectations of the Company's future financial performance, including financial estimates by securities analysts and investors;
o        variations in the Company's operating results;
o        conditions or trends in the Company's industry;
o        additions or departures of key personnel; and
o        future sales of the Company's common stock.

Among the Company's contractual obligations are operating leases for its stores which typically contain five-year terms with options to renew for additional five-year periods. The Company also has operating leases for automobiles, trucks, trailers and certain computer and other equipment with one to ten year terms. In addition, the Company has certain capital leases for certain office equipment and computer software. The Company's credit facilities contain a term loan and mortgage loan with required payment provisions.

Future minimum commitments as of February 2, 2002 are as follows:

                                          Other
                                        operating
  Fiscal Year         Store leases        leases       Capital leases       Term loan     Mortgage loan          Total
  -----------         ------------        ------       --------------       ---------     -------------          -----

  2002                $ 22,814,000       $1,978,000       $1,371,000        $  850,000       $  227,000     $ 27,240,000
  2003                  17,475,000        1,057,000          927,000         3,150,000          249,000       22,858,000
  2004                  13,353,000          600,000          538,000                 -          271,000       14,762,000
  2005                   8,383,000          330,000          151,000                 -          299,000        9,163,000
  2006                   4,242,000           11,000            5,000                 -          328,000        4,586,000
  Thereafter             9,176,000                -                -                 -        5,829,000       15,005,000
                  ----------------- ---------------- ---------------- ----------------- ---------------- ----------------
  Total               $ 75,443,000       $3,976,000       $2,992,000        $4,000,000       $7,203,000     $ 93,614,000
                  ================= ================ ================ ================= ================ ================

The Company also has a revolving credit agreement which expires in July 2003 with an outstanding balance of $32,084,000 and outstanding letters of credit for the purchase of merchandise inventories totaling approximately $7,644,000 at February 2, 2002.


MARKET RISK AND RISK MANAGEMENT POLICIES

The Company is exposed to market risk from changes in interest rates affecting its credit arrangements, including a variable-rate revolving credit agreement, a fixed-rate term loan and a fixed-rate mortgage loan agreement, which may adversely affect its results of operations and cash flows. The Company seeks to minimize its interest rate risk through its day-to-day operating and financing activities. The Company does not engage in speculative or derivative financial or trading activities.

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit agreement for fiscal 2001 and fiscal 2000 would have increased pre-tax loss by approximately $275,000 and $187,000 for the respective time periods. Due to the fixed-rate nature of the term loan agreement, a hypothetical 100 basis point adverse change (decrease) in interest rates would have increased the estimated fair value of the Company's term loan agreement by approximately $48,000 at February 2, 2002, but would have had no effect on the Company's results of operations or cash flows for fiscal 2001. The Company had no term loan at February 3, 2001. Due to the fixed-rate nature of the mortgage loan agreement, a hypothetical 100 basis point adverse change (decrease) in interest rates would have increased the estimated fair value of the Company's mortgage loan agreement by approximately $664,000 and $506,000 at February 2, 2002 and February 3, 2001, respectively, but would have had no effect on the Company's results of operations or cash flows for fiscal 2001 and fiscal 2000.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, was effective for the Company's fiscal year beginning February 4, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on February 4, 2001 had no material effect on the Company's consolidated financial statements.

The Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets," which is effective for the Company's fiscal year beginning February 3, 2002. The Company is evaluating the effect of the adoption of SFAS 144, effective on February 3, 2002, and has not yet determined the effect, if any, that the adoption will have on the Company's consolidated financial statements.

Private Securities Litigation Reform Act of 1995

All statements contained in this Annual Report on Form 10-K as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," "projects," "should," "will" and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in fiscal 2002 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions; fluctuations in interest rates and other economic factors; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk and Risk Management Policy" in Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have audited the accompanying consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2002 and February 3, 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Greenville, South Carolina
March 13, 2002



                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        February 2,          February 3,
                                                                                           2002                  2001
                                                                                     ------------------   -------------------

Assets
CURRENT ASSETS
  Cash and cash equivalents                                                       $          2,277,000 $           4,120,000
  Miscellaneous receivables, net of allowance for doubtful accounts
     of $128,000 and $76,000, respectively                                                   3,791,000             2,245,000
  Merchandise inventories                                                                   54,131,000            43,894,000
  Federal and state income taxes receivable                                                          -             1,192,000
  Prepaid expenses                                                                           6,428,000             5,583,000
  Deferred income taxes                                                                              -               394,000
                                                                                     ------------------   -------------------
     TOTAL CURRENT ASSETS                                                                   66,627,000            57,428,000

PROPERTY AND EQUIPMENT, net                                                                 35,615,000            38,610,000

DEFERRED INCOME TAXES, net of valuation allowance of $10,091,000
   at February 2, 2002                                                                       2,825,000             6,114,000

OTHER ASSETS                                                                                 4,735,000             4,482,000
                                                                                     ------------------   -------------------
                                                                                  $        109,802,000 $         106,634,000
                                                                                     ==================   ===================


Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Accounts payable                                                                $         35,656,000 $          20,231,000
  Current portion of long-term debt and revolving credit agreement                          34,341,000            29,570,000
  Accrued salaries and wages                                                                 1,915,000             2,085,000
  Accrued employee benefits                                                                  1,559,000             1,741,000
  Income taxes payable                                                                         503,000               938,000
  Other accrued and sundry liabilities                                                       2,140,000             2,029,000
                                                                                     ------------------   -------------------
     TOTAL CURRENT LIABILITIES                                                              76,114,000            56,594,000
                                                                                     ------------------   -------------------

LONG-TERM DEBT                                                                              11,835,000             8,764,000
                                                                                     ------------------   -------------------
OTHER NONCURRENT LIABILITIES                                                                 2,548,000             2,395,000
                                                                                     ------------------   -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 - authorized
       unissued 500,000 shares
  Common stock, par value $0.01 - authorized 35,000,000 shares;
       issued and outstanding 2,943,769 and 2,940,912 shares, respectively                      29,000                29,000
  Additional paid-in capital                                                                11,822,000            11,686,000
  Retained earnings                                                                          7,844,000            27,556,000
  Less:  treasury stock - 67,400 shares at cost                                               (390,000)             (390,000)
                                                                                     ------------------   -------------------
                                                                                            19,305,000            38,881,000
                                                                                     ------------------   -------------------
                                                                                  $        109,802,000 $         106,634,000
                                                                                     ==================   ===================


See notes to consolidated financial statements


                                  ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Fiscal Year Ended
                                                       --------------------------------------------------------------
                                                         February 2,           February 3,            January 29,
                                                             2002                 2001                    2000
                                                          (52 weeks)           (53 weeks)              (52 weeks)
                                                       -----------------    ------------------      -----------------

NET SALES                                            $      340,430,000   $       355,624,000     $      336,847,000
Cost of goods sold                                          223,789,000           234,270,000            215,731,000
                                                       -----------------    ------------------      -----------------
GROSS MARGIN                                                116,641,000           121,354,000            121,116,000

Selling, general and administrative expenses                 88,378,000            88,280,000             78,361,000
Store rent and related expenses                              33,394,000            32,235,000             27,711,000
Depreciation and amortization expense                         6,783,000             6,215,000              5,340,000
Restructuring charge                                                 --             1,017,000                     --
Interest expense                                              3,458,000             2,737,000              1,895,000
                                                       -----------------    ------------------      -----------------

                                                            132,013,000           130,484,000            113,307,000
                                                       -----------------    ------------------      -----------------

(LOSS) INCOME BEFORE INCOME TAXES                           (15,372,000)           (9,130,000)             7,809,000

Provision for (benefit from) income taxes                     4,340,000            (3,764,000)               735,000
                                                       -----------------    ------------------      -----------------

NET (LOSS) INCOME                                    $      (19,712,000)  $        (5,366,000)    $        7,074,000
                                                       =================    ==================      =================


NET (LOSS) INCOME PER COMMON SHARE -
    BASIC                                            $           (6.70)   $            (1.80)     $             2.37
                                                       =================    ==================      =================

NET (LOSS) INCOME  PER COMMON SHARE -
    DILUTED                                          $           (6.70)   $            (1.80)     $             2.34
                                                       =================    ==================      =================

Weighted average number of common shares
    outstanding - basic                                       2,942,788             2,976,317              2,989,121
                                                       =================    ==================      =================

Weighted average number of common shares
    outstanding - diluted                                     2,942,788             2,976,317              3,022,814
                                                       =================    ==================      =================

See notes to consolidated financial statements


                                  ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                         Restricted
                                         Common Stock        Additional                                 Stock Awards-
                                     --------------------     Paid-in        Retained       Treasury      Unearned
                                      Shares       Amount     Capital        Earnings         Stock     Compensation      Total
                                 --------------  --------- -------------  -------------- -------------- -----------  ---------------
Balance at January 30, 1999         2,982,723     $30,000   $11,539,000     $25,848,000  $          --  $       --  $  37,417,000
  Stock options exercised               8,446          --        81,000              --             --          --         81,000
  Tax effect of options exercised          --          --        20,000              --             --          --         20,000
  Net restricted stock activity         5,714          --        60,000              --             --     (51,000)         9,000
  Net income                               --          --            --       7,074,000             --          --      7,074,000
                                 --------------  --------- -------------  -------------- -------------- -----------  ---------------
Balance at January 29, 2000         2,996,883      30,000    11,700,000      32,922,000             --     (51,000)    44,601,000
  Stock options exercised               1,429          --        12,000              --             --          --         12,000
  Repurchase of treasury stock        (67,400)     (1,000)           --              --       (390,000)         --       (391,000)
  Net restricted stock activity        10,000          --        (4,000)             --             --      29,000         25,000
  Net loss                                 --          --            --      (5,366,000)            --          --     (5,366,000)
                                 --------------  --------- -------------  -------------- -------------- -----------  ---------------
Balance at February 3, 2001         2,940,912      29,000    11,708,000      27,556,000       (390,000)    (22,000)    38,881,000
  Net restricted stock activity         2,857          --         8,000              --             --      22,000         30,000
  Net stock warrant activity               --          --       106,000              --             --          --        106,000
  Net loss                                 --          --            --     (19,712,000)            --          --    (19,712,000)
                                 --------------  --------- -------------  -------------- -------------- -----------  ---------------
Balance at February 2, 2002         2,943,769     $29,000   $11,822,000    $  7,844,000  $    (390,000) $       --  $  19,305,000
                                 ==============  ========= =============  ============== ============== ===========  ===============



See notes to consolidated financial statements



                                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          Fiscal Year Ended
                                                                          ---------------------------------------------------
                                                                           February 2,        February 3,       January 29,
                                                                               2002              2001              2000
                                                                            (52 weeks)        (53 weeks)        (52 weeks)
                                                                          ---------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                      $ (19,712,000)     $ (5,366,000)     $   7,074,000
   Adjustments to reconcile net (loss) income  to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                            6,783,000         6,215,000         5,340,000
      Provision for compensation - restricted stock awards                        30,000            26,000                --
      Provision for supplemental post-retirement benefits                             --                --           109,000
      Deferred income taxes                                                    3,807,000        (4,924,000)         (816,000)
      Provision for impairment of and losses on disposal of property
       and equipment                                                             805,000         1,884,000           547,000
      Changes in operating assets and liabilities:
            Increase in miscellaneous receivables and prepaid expenses        (2,214,000)       (1,288,000)       (1,281,000)
            (Increase) decrease in merchandise inventories receivable        (10,237,000)          231,000         1,514,000
            Decrease (increase) in federal and state income taxes                757,000         1,910,000          (841,000)
            Increase (decrease)  in accounts payable and other liabilities    15,088,000        (3,240,000)       (3,218,000)
            Decrease (increase) in other noncurrent assets                       207,000          (181,000)           59,000
            Increase (decrease) in other noncurrent liabilities                  333,000            40,000           (10,000)
                                                                          ---------------    --------------    --------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (4,353,000)       (4,693,000)         8,477,000
                                                                          ---------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                      (2,616,000)       (9,041,000)       (5,981,000)
    Proceeds from sale of property and equipment                                     --           552,000                --
    Purchases of other noncurrent assets (primarily software)                  (530,000)         (997,000)         (930,000)
    (Issuance of) repayment of related party loans                              (35,000)           70,000           (70,000)
                                                                          ---------------    --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                        (3,181,000)       (9,416,000)       (6,981,000)
                                                                          ---------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayment of) revolving credit agreement               3,531,000        17,374,000          (659,000)
  Proceeds from long-term debt                                                4,150,000                --                --
  Repayment of long-term debt                                                  (192,000)         (344,000)         (160,000)
  Payment of capital lease obligations                                       (1,163,000)         (692,000)         (382,000)
  Debt financing costs incurred                                                (478,000)         (124,000)          (78,000)
  Decrease in amount due to related parties                                    (157,000)         (143,000)         (178,000)
  Purchase of treasury stock                                                         --          (392,000)               --
  Proceeds from exercise of stock options                                            --            12,000            81,000
                                                                          ---------------    --------------    --------------
NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES                          5,691,000        15,691,000        (1,376,000)
                                                                          ---------------    --------------    --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,843,000)        1,582,000           120,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF FISCAL YEAR                         4,120,000         2,538,000         2,418,000
                                                                          ---------------    --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF  FISCAL YEAR                          $   2,277,000     $   4,120,000     $   2,538,000
                                                                          ===============    ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                           $   3,053,000     $   2,765,000     $   1,758,000
  Income taxes paid                                                           1,126,000           310,000         2,388,000
  Non-cash investing and financing activities:
      Capital leases                                                          1,594,000         2,390,000           506,000
      Issuance of restricted stock awards                                         8,000            99,000            60,000
      Issuance of stock warrants                                                106,000                --                --

See notes to consolidated financial statements

ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Operations and Summary of Significant Accounting Policies

Business: One Price Clothing Stores, Inc. and subsidiaries (the "Company") operates a chain of off-price specialty retail stores offering a wide variety of first quality, fashionable, in-season apparel and accessories for women and children. Accordingly, the Company operates in one business segment. The Company currently offers most of its apparel prices ranging between $7 and $15 and offers certain additional categories and styles at prices higher than $15 when such merchandise is clearly desired by the Company's customers. Such higher priced merchandise is currently offered at prices up to $25. At February 2, 2002, the Company operated 623 stores in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Operations and Strategies: The Company has incurred operating losses during the two most recent fiscal years. In response to these operating losses, the
Company:
o    initiated a restructuring plan during the fourth quarter of fiscal
     2000 which was completed during fiscal 2001 (See Note I).
o improved its liquidity by amending its credit facilities to obtain a term loan of $4 million (which matures in fiscal 2003)(See Note B).
o implemented a revised merchandising strategy which focuses resources on higher margin, faster-turning women's and children's apparel and women's accessories categories and eliminates and/or de-emphasizes low-margin, slow-turning categories of merchandise (including gifts, home furnishings, children's accessories, uniforms and men's apparel). The Company plans to continue this focused merchandising approach during fiscal 2002.
o reduced the number of new store openings while focusing on relocating and expanding existing stores in proven locations, including several large stores. The Company plans to continue this store development approach during fiscal 2002, including the opening or reconfiguration of approximately ten large stores which will offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store."
o implemented a marketing and advertising strategy involving targeted programs for specific regions, including direct mail, newspaper inserts, in-store collateral and electronic media. The Company plans to expand its marketing and advertising efforts during fiscal 2002.
Management expects that these strategies will contribute to improved profitability and financial condition during fiscal 2002. However, because there are certain risks and uncertainties related to achieving these results, there can be no assurance that these strategies will lead to the expected level of improvement.

Fiscal Year: The Company's fiscal year ends on the Saturday nearest January 31. The years ended February 2, 2002 ("fiscal 2001") and January 29, 2000 ("fiscal 1999") consist of 52 weeks. The year ended February 3, 2001 ("fiscal 2000") consists of 53 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made in the preparation of these financial statements include the Company's reserves for inventory, accrual for workers' compensation, impaired store reserves, and valuation allowance for deferred tax assets.

Fair Value of Financial Instruments: The estimated fair values of the Company's financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and the Company's revolving credit facility, approximate their carrying values at February 2, 2002 and February 3, 2001, due to their short-term nature or variable interest rates. The fair values of the Company's mortgage loan and term loan (see Note B) at

February 2, 2002 and February 3, 2001 are calculated based on discounted cash flows using the estimated currently available borrowing rate.

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

Income Taxes: Deferred income tax assets and liabilities represent the future income tax effect of unused net operating losses and tax credits, as well as other temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Purchased and Internally Developed Software: Purchased and internally developed software are included in other assets and are amortized over their estimated useful life of 5 years using the straight-line method. The gross amount of such software was $4,417,000 and $3,896,000 at February 2, 2002 and February 3, 2001, respectively. Accumulated amortization of such software was $2,233,000 and $1,594,000 at February 2, 2002 and February 3, 2001, respectively.

Store Closing and Impairment Costs: The Company evaluates whether assets, largely store leasehold improvements and fixtures and equipment, may be impaired based on store lease termination and renewal decisions and estimated undiscounted future cash flows of the individual stores. For stores, which are determined to be impaired, leasehold improvements and fixtures and equipment are written down based upon management's estimate of recoverability. Charges for impairment are recorded as a component of selling, general and administrative ("SG&A") expenses. At the time management commits to close a store, a provision is made for any remaining store lease obligation after closing and penalties, if any, to cancel the lease obligation.

Revenue Recognition: Revenues from retail sales are recognized at the time of the sale. An estimate for merchandise returns is recorded in the period that the merchandise is sold.

Store Pre-opening Costs: Costs associated with the opening of new stores are expensed as incurred.

Advertising and Promotional Costs: Advertising and promotional costs are expensed when incurred. Such expenses were $1,500,000, $1,573,000 and $887,000 in fiscal 2001, 2000 and 1999, respectively.

Earnings Per Common Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of shares of common stock. Diluted earnings per common share are computed by dividing earnings by the weighted average number of shares of common stock and dilutive common stock equivalent shares for stock options and warrants outstanding, unless antidilutive, during the period. On September 4, 2001, the Company effected a 1-for-3.5 reverse stock split. All amounts presented in the consolidated financial statements and related notes have been retroactively adjusted to reflect this split. See Note H.

Stock Repurchase Program: On August 2, 2000, the Board of Directors authorized the Company to repurchase up to 285,715 shares of its outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represented approximately 9.5% of the outstanding common stock of the Company as of August 2, 2000. As of February 2, 2002 the Company had repurchased 67,400 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $5.82 per share).

Reclassifications: Certain amounts included in prior periods' financial statements have been reclassified to conform to the fiscal 2001 presentation.

Effect of New Accounting Pronouncements: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, was effective for the Company's fiscal year beginning February 4, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on February 4, 2001 had no material effect on the Company's consolidated financial statements.

The Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets," which is effective for the Company's fiscal year beginning February 3, 2002. The Company is evaluating the effect of the adoption of SFAS 144, effective on February 3, 2002, and has not yet determined the effect, if any, that the adoption will have on the Company's consolidated financial statements.


NOTE B - Credit Facilities

The Company has a revolving credit agreement of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) with its primary lender through July 2003. Borrowings under the Company's revolving credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate or the Adjusted Eurodollar Rate, as defined, plus 1.5% provided that the Company meets certain minimum net worth requirements as set forth in the agreement.

Maximum borrowings under the revolving credit agreement and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At February 2, 2002, the Company had approximately $3.9 million of excess availability under the borrowing base formula. The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility.

In September 2001 and January 2002, the Company amended its revolving credit agreement with its primary lender. The combined effect of these amendments resulted in the Company executing an additional $4.0 million term loan in addition to the $37.5 million available under its revolving credit agreement described above. The term loan expires in July 2003. Borrowings under the term loan agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the term loan agreement, the borrowings bear interest at the rate of 15.0% per annum. In addition, the term loan agreement guarantees certain minimum payments to the lender if the term loan is fully repaid prior to January 2003.

The Company's amended revolving credit agreement contains certain covenants which, among other things, prohibit the Company from paying dividends, restrict the ability of the Company to incur other indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $1,500,000. Under this agreement, the Company is required to maintain a $5,000,000 minimum level of working capital (excluding amounts outstanding under the revolving credit agreement) and to maintain a $25,000,000 minimum adjusted net worth (excluding valuation reserves against the Company's deferred income tax assets). Adjusted net worth at February 2, 2002 was $29,396,000.

The Company's credit facilities require that these financial covenants be measured on a monthly basis. The Company was in compliance with these covenants as of February 2, 2002. Management believes that the Company will be in compliance with all financial covenants during 2002 based upon achieving its planned operating results. However, these planned operating results are dependent upon the Company meeting certain improved fiscal 2002 targets of net sales, gross margin and operating expenses and, as a result, involve some degree of uncertainty. If the Company does not achieve its planned operating results, it is possible that the adjusted minimum net worth covenant may not be met during the second half of fiscal 2002. The Company successfully obtained an amendment to its adjusted net worth covenant in December 2001 and, if necessary, would seek additional amendments to this covenant during fiscal 2002.

The maximum and average amounts outstanding during fiscal 2001 and 2000 and amounts outstanding at the end of such periods for the revolving credit agreement are presented as follows:

                                                      Fiscal Year Ended
                                              ----------------------------------
                                                February 2,       February 3,
                                                    2002             2001
                                              --------------   ----------------
Revolving credit agreement:
     Maximum amounts outstanding                $33,447,000      $31,647,000
     Average amounts outstanding                 27,547,000       18,656,000
     Outstanding at period end                   32,084,000       28,553,000

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 30, 2002 or termination of the Company's revolving credit agreement with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains the same working capital and minimum net worth requirements as required by the Company's primary lender under the revolving credit agreement. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit agreement discussed above. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $7,644,000 and $4,808,000 at February 2, 2002 and February 3, 2001, respectively.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a balance of $7,203,000 at February 2, 2002, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

Annual maturities of the Company's term loan and mortgage loan are as follows:

           Fiscal Year                          Term Loan          Mortgage Loan
           -----------                         ----------          -------------
           2002                                 $ 850,000             $  227,000
           2003                                 3,150,000                249,000
           2004                                         -                271,000
           2005                                         -                299,000
           2006                                         -                328,000
           Thereafter                                   -              5,829,000
                                               -----------         -------------
           Total                               $4,000,000             $7,203,000
                                               ===========         =============

The fair value of the Company's outstanding term loan at February 2, 2002 was $4,082,000. The Company had no term loan balance at February 3, 2001. The fair value of the Company's outstanding mortgage obligation at February 2, 2002 and February 3, 2001 was $9,475,000 and $7,704,000, respectively. Fair value is determined based on discounted cash flows using the Company's estimated currently available borrowing rate.

The Company's weighted average interest rate for all borrowings was 6.9% and 8.7% in fiscal 2001 and fiscal 2000, respectively.

The Company's capital leases for certain office equipment and computer software were calculated using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations as of February 2, 2002 were as follows:


                     Fiscal Year:
                     2002                                                       $ 1,371,000
                     2003                                                           927,000
                     2004                                                           538,000
                     2005                                                           151,000
                     2006                                                             5,000
                                                                                -------------
                     Total minimum obligations                                    2,992,000
                     Less interest                                                 (335,000)
                                                                                -------------
                     Present value of net minimum obligations                     2,657,000
                     Less current portion                                        (1,175,000)
                                                                                -------------
                     Long-term obligation at February 2, 2002                   $ 1,482,000
                                                                                =============

The current portion of the capital lease obligation is included in current portion of long-term debt and revolving credit agreement, and the long-term obligation is included in long-term debt on the Consolidated Balance Sheets.


NOTE C - Property and Equipment

                                                                           February 2,               February 3,
                                                                             2002                      2001
                                                                       ---------------            ----------------
   Land                                                                $      878,000            $       878,000
   Land improvements                                                          494,000                    494,000
   Buildings                                                               16,061,000                 16,061,000
   Leasehold improvements                                                  20,103,000                 20,027,000
   Fixtures and equipment                                                  36,071,000                 33,930,000
                                                                       ---------------            ----------------
                                                                           73,607,000                 71,390,000
   Less: accumulated depreciation and amortization                        (37,992,000)               (32,780,000)
                                                                       ---------------            ----------------
                                                                       $   35,615,000             $   38,610,000
                                                                       ===============            ================

Gross amounts of capital lease assets, included in the amounts presented above, were $5,071,000 and $3,775,000 at February 2, 2002 and February 3, 2001,
respectively. Accumulated amortization of such assets was $2,065,000 and $1,178,000 at February 2, 2002 and February 3, 2001, respectively.


NOTE D - Income Taxes

The provision for (benefit from) income taxes consists of the following:

                                                                         Fiscal Year Ended
                                                         ---------------------------------------------------
                                                          February 2,      February 3,       January 29,
                                                              2002             2001              2000
                                                         ---------------  ---------------  -----------------
Current:
  Federal                                                  $          -    $    (48,000)      $   1,107,000
  State and local                                                     -          29,000             283,000
                                                                      -
  Puerto Rico                                                   294,000         956,000                  -
  Virgin Islands                                                239,000         223,000             161,000
Deferred:
  Federal                                                     3,350,000      (4,343,000)             66,000
  State and local                                               457,000        (638,000)           (825,000)
  Puerto Rico                                                         -          57,000             (57,000)
                                                         ---------------  ---------------  -----------------
Total provision for (benefit from) income taxes            $  4,340,000    $ (3,764,000)      $     735,000
                                                         ===============  ===============  =================

A reconciliation of the statutory federal income tax (benefit) rate to the annual effective income tax (benefit) rate follows:

                                                                                 Fiscal Year Ended
                                                              ---------------------------------------------------------
                                                                February 2,         February 3,         January 29,
                                                                    2002               2001                 2000
                                                              -----------------   ----------------    -----------------
Federal income tax (benefit) at statutory rate                         (35.0)%            (35.0)%               35.0 %
State and local income tax (benefit), net of federal tax                (1.1)              (4.3)                 2.7
Higher Puerto Rico / Virgin Islands tax rates                            0.3                1.9                  1.7
Tax benefit from federal jobs credits                                   (1.7)              (3.4)                (2.3)
Change in valuation allowance                                           65.7                  -                (28.0)
Other, net                                                                 -               (0.4)                 0.3
                                                              -----------------   ----------------    -----------------
Effective income tax (benefit) rate                                     28.2 %            (41.2)%                9.4 %
                                                              =================   ================    =================


Presented below are the elements which comprise deferred income tax assets and liabilities:

                                                                                     February 2,         February 3,
                                                                                        2002                2001
                                                                                 ----------------     ---------------
Gross deferred income tax assets:
  Accrued employee benefits deductible for tax purposes when paid                  $     629,000       $     664,000
  Accrued retirement benefits deductible for tax purposes when paid                      315,000             481,000
  Accrued store closing and restructuring costs deductible
   for purposes when paid                                                                527,000             515,000
  Federal, state and local net operating loss and credit carryforwards                12,121,000           5,485,000
  Other                                                                                  300,000             274,000
                                                                                 ----------------     ---------------
                                                                                      13,892,000           7,419,000
Valuation allowance                                                                  (10,091,000)                  -
                                                                                 ----------------     ---------------
  Gross deferred income tax assets, net of valuation allowance                         3,801,000           7,419,000

Gross deferred income tax liabilities:
  Excess of financial statement over tax basis of property and equipment                (231,000)           (749,000)

  Excess of financial statement over tax basis of inventory                             (869,000)           (162,000)
                                                                                 ----------------     ---------------
       Gross deferred income tax liabilities                                          (1,100,000)           (911,000)
                                                                                 ----------------     ---------------

Net deferred income tax asset                                                      $   2,701,000       $   6,508,000
                                                                                 ================     ===============

The net deferred income tax assets at February 2, 2002 and February 3, 2001, respectively, are recorded in the accompanying Consolidated Balance Sheets as follows:

                                                                    February 2,               February 3,
                                                                      2002                       2001
                                                                  -------------              ------------
Current deferred income tax (liability) asset                     $   (124,000)              $   394,000
Noncurrent deferred income tax asset                                 2,825,000                 6,114,000
                                                                  -------------              ------------
Net deferred income tax asset                                     $  2,701,000               $ 6,508,000
                                                                  =============              ============


At February 2, 2002, the Company had gross Federal net operating loss carryforwards aggregating approximately $25,900,000, state net operating loss carryforwards of $29,812,000 and tax credits of $1,865,000. These are available to reduce Federal, state and local income tax by approximately $12,121,000 (net operating losses of $10,256,000 and tax credits of $1,865,000). These net operating losses and credit carryforwards expire between 2002 and 2022 with the substantial portion of these expiring after 2019. Management cannot be assured that certain deferred income tax assets related to these carryforwards will be fully utilized or realized. Accordingly, a valuation allowance has been provided for a substantial portion of the net deferred income tax asset. An allowance has not been recorded on the remaining net deferred income tax asset as the Company has the ability to implement a tax planning strategy that would result in the realization of such remaining deferred income tax asset.

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

Future minimum rental commitments as of February 2, 2002 for noncancelable leases (excluding contingent rentals, but including those which may qualify for early termination) are approximately as follows:

                 Fiscal Year                        Stores                 Other                Total
                 -----------                  --------------         -------------       -------------

                    2002                        $22,814,000            $1,978,000         $24,792,000
                    2003                         17,475,000             1,057,000          18,532,000
                    2004                         13,353,000               600,000          13,953,000
                    2005                          8,383,000               330,000           8,713,000
                    2006                          4,242,000                11,000           4,253,000
                    Thereafter                    9,176,000                     -           9,176,000
                                              --------------         -------------       -------------
                    Total                       $75,443,000            $3,976,000         $79,419,000
                                              ==============         =============       =============

Total rental expense for operating leases was as follows:

                                                                  Fiscal Year Ended
                                              ------------------------------------------------------------
                                               February 2,            February 3,             January 29,
                                                  2002                   2001                    2000
                                              -------------         --------------           -------------

      Minimum rentals                          $28,077,000           $27,336,000              $23,936,000
      Contingent rentals                         6,882,000             6,348,000                5,540,000
                                              -------------         -------------            -------------
                                               $34,959,000           $33,684,000              $29,476,000
                                              =============         =============            =============


NOTE F - Employee Benefits, Shareholders' Rights and Warrants

Reverse Stock Split: On September 4, 2001, the Company effected a 1-for-3.5 reverse stock split. All amounts presented below have been retroactively adjusted to reflect this split.

Stock Option Plans: The Company has three stock option plans (the "1991 Plan," the "1988 Plan" and the "1987 Plan") which provide for grants to certain officers and key employees of options to purchase shares of common stock of the Company. Options granted under the three stock option plans expire ten years from the date of grant and have been granted at prices not less than the fair market value at the date of grant. Options are no longer available for grant under the 1987 Plan and 1988 Plan. Options canceled under the 1991 Plan are available for reissuance. The 1991 Plan also provides for a reserve of up to 14,000 shares of restricted stock to be awarded from the total number of shares issuable under the 1991 Plan. At February 2, 2002, a total of 65,000 shares of common stock were reserved for issuance under the 1991 Plan.

The Company has adopted a Non-Employee Director Stock Option Plan (the "1995 Plan") which provides for annual grants to non-employee members of the Board of Directors. Such grants are immediately exercisable on the date of grant and expire ten years from the date of grant. The 1995 Plan also provides for a reserve of up to 21,000 shares of restricted stock from the total number of shares issuable under the plan. At February 2, 2002, 5,000 shares of common stock were reserved for issuance under the 1995 Plan.

Effective April 1998, the Company's Board of Directors approved a special stock option grant for 23,000 shares at the exercise price of $6.20 per share (fair market value at the time of grant) to its present Chairman of the Board of Directors and Chief Executive Officer. One third of such grant was immediately exercisable on the date of the grant with the remaining shares vesting ratably over two years. The options expire ten years from the date of the grant.

Effective April 1999, the Company's Board of Directors approved a special stock option grant for 11,000 shares at the exercise price of $15.65 per share (fair market value at the time of grant) to its Senior Vice President and Chief Financial Officer. The shares vest ratably over four years. The options expire ten years from the date of the grant.

Effective October 2000, the Company's Board of Directors approved a special stock option grant for 14,000 shares at the exercise price of $3.50 per share (fair market value at the time of grant) to its Senior Vice President and General Merchandise Manager. One fifth of such grant was immediately exercisable on the date of the grant with the remaining shares vesting ratably over four years. The options expire ten years from the date of the grant.

A summary of the activity in the Company's stock options is presented below:

                                                 Fiscal 2001                Fiscal 2000                Fiscal 1999
                                            ----------------------------------------------------------------------------------
                                                         Weighted                    Weighted                   Weighted
                                            Number        Average        Number       Average       Number       Average
                                              of         Exercise          of        Exercise         of        Exercise
                                            Shares         Price         Shares        Price        Shares        Price
                                            -------      --------        -------     --------       -------     --------
Outstanding at beginning of period          432,171       $13.45         376,404      $15.26        318,621      $15.23
Options granted                              65,092       $ 3.13         120,940      $ 8.93         85,729      $14.70
Options exercised                                --       $   --          (1,429)     $ 8.54         (8,089)     $ 9.31
Options cancelled                          (146,213)      $15.24         (63,744)     $15.68        (19,857)     $13.16
                                            --------                     --------                   --------

Outstanding at end of period                351,050       $10.79         432,171      $13.45        376,404      $15.26
                                            ========                     ========                   ========

Exercisable at end of  period               180,317                      244,930                    198,567
                                            ========                     ========                   ========

Weighted average fair value of
options granted during the period
(see below)                                               $ 2.00                      $ 6.76                     $ 6.90


The following table summarizes information about stock options outstanding at February 2, 2002:

                                                               Options Outstanding                           Options Exercisable
                                              -----------------------------------------------          -----------------------------
                                                               Weighted
                                                 Number         Average          Weighted                                Weighted
                Range of                           of         Remaining          Average                Number           Average
                Exercise                         Shares       Contractual        Exercise                 of             Exercise
                 Prices                       Outstanding     Life (Years)         Price                Shares             Price
           -----------------------            -----------     ------------      ------------           ---------       -------------

           $  2.15 to  $ 3.15                      93,872          9.2            $ 3.06                  20,655           $ 3.04
           $  3.18 to  $10.06                      62,698          7.1            $ 7.20                  45,044           $ 7.55
           $ 10.28 to  $12.47                      81,618          7.6            $11.79                  29,551           $11.98
           $ 12.58 to  $15.64                      84,750          6.5            $14.53                  57,869           $14.28
           $ 15.75 to  $60.38                      28,112          4.3            $27.91                  27,198           $28.26
                                              -----------                                               --------
                                                  351,050          7.4            $10.79                 180,317           $12.57
                                              ===========                                               ========

The Company applies the principles of Accounting Principles Board ("APB") Opinion 25 in accounting for employee stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined on the basis of SFAS 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal years presented. The total fair value of stock options granted was estimated at $436,000, $815,000 and $592,000 for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for stock options granted: risk-free interest rates of approximately 3.4%, 6.1% and 5.2% for fiscal 2001, 2000 and 1999, respectively; an expected life of approximately one year from the vest date for fiscal 2001, 2000 and 1999; 110%, 125% and 65% expected volatility for fiscal 2001, 2000 and 1999, respectively; and no payment of dividends for fiscal 2001, 2000 and 1999, respectively. The expected life of the stock options granted and the stock price volatility during the expected life of the options were estimated based upon historical experience and management's expectations.

Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net (loss) income and net
(loss) income per common share would have been impacted as indicated in the proforma amounts below:

                                                                                     Fiscal Year Ended
                                                    --------------------------------------------------------------------------------
                                                                         February 3,            January 29,            January 30,
                                                                            2001                  2000                   1999
                                                                        --------------       ---------------          --------------

   Net (loss) income                                  Actual            $ (19,712,000)       $   (5,366,000)          $   7,074,000
                                                                        ==============       ===============          ==============
                                                      Proforma          $ (20,148,000)       $   (5,622,000)          $   6,793,000
                                                                        ==============       ===============          ==============
   Net (loss) income per common share - diluted       Actual            $       (6.70)       $        (1.80)          $        2.34
                                                                        ==============       ===============          ==============
                                                      Proforma          $       (6.85)       $        (1.89)          $        2.25
                                                                        ==============       ===============          ==============

Restricted Stock Plans: The 1991 Plan provides for a reserve of up to 14,000 shares of restricted stock to be awarded from the total number of shares available under the plan. During the year ended February 2, 2002, the Company awarded 2,857 shares of common stock which had a fair value at the date of the grant of $8,000. Sale of the stock awarded is restricted for three months from the date of grant contingent upon continuity of service. Net compensation of $2,000 was charged to earnings in both fiscal 2001 and fiscal 1999. Forfeiture of certain shares of restricted stock resulted in a credit to earnings of $2,000 in fiscal 2000.

The 1995 Plan provides for a reserve of up to 21,000 shares of restricted stock to be awarded from the total number of shares issuable under the 1995 Plan. For the year ended February 2, 2002, the Company awarded no shares of common stock under the 1995 Plan. Compensation for 16,000 previously awarded shares under the plan amounted to $28,000 in fiscal 2001, $28,000 in fiscal 2000 and none in fiscal 1999. At February 2, 2002, 15,000 shares were available for issuance.

Retirement Plan: The Company has a 401(k) and profit-sharing plan, the One Price Clothing Stores, Inc. Retirement Plan (the "Plan"). All employees in the United States who are 21 years of age or older with at least one year of service are eligible to participate in the Plan. The Company currently matches 50% of each participant's contribution with a maximum match of 2.5% of the participant's base compensation. In addition, the Company may make an annual discretionary contribution on behalf of the participants; no such discretionary contributions have been made by the Company. Employer matches (approximately $289,000, $348,000 and $321,000 in fiscal 2001, 2000 and 1999, respectively) vest ratably over five years.

Deferred Compensation Plans: The Company has a Deferred Compensation Plan for employees that allows eligible participants, as defined by the Plan, to enhance their retirement security by deferring compensation in order to receive benefits at retirement, death, separation of service, or as otherwise provided by the Plan. Eligible participants may elect to defer an amount of up to 15% of the participant's compensation less the participant's 401(k) contributions. The Company currently matches 50% of each participant's contribution with a maximum match of 2.5% of the participant's base compensation, less amounts matched under the 401(k) plan. Employer matches (approximately $51,000 and $30,000 in fiscal 2001 and 2000, respectively and none in fiscal 1999) vest ratably over five years.

The Company has a Deferred Compensation Plan for Non-Employee Directors that allows eligible Directors, as defined by the Plan, to enhance their retirement security by deferring compensation in order to receive benefits at cessation of membership on the Company's Board of Directors, death, or as otherwise provided by the Plan. Eligible Directors may each elect to defer any percentage or amount of their Director's compensation not exceeding $30,000 in any given year.

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

Shareholders' Rights Plan: The Company adopted a Shareholders' Rights Plan which expires in November 2004. Each shareholder is entitled to one Right (as defined) for each share of common stock held in order to provide enhanced dilution. The Rights become exercisable only upon the occurrence of certain conditions set forth in the Shareholders' Rights Plan relating to, among other things, the acquisition of 15% or more of the outstanding shares of common stock. There were no rights issued or outstanding under the Shareholders' Rights Plan in fiscal 2001, 2000 and 1999, respectively.

Warrants: For the year ended February 2, 2002, the Company issued 60,000 warrants to purchase its common stock to a participant in the Company's revolving credit agreement. As a result, the Company recorded expense of $106,000 for the year ended February 2, 2002, based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for warrants issued: risk-free interest rate of approximately 3.4%; an expected life of approximately one year from the vest date; 110% expected volatility; and no payment of dividends. The expected life of the warrants issued and the stock price volatility during the expected life of the warrants were estimated based upon historical experience and management's expectations.

NOTE G - Related Party Transactions

During fiscal 2001, the Company entered into a loan agreement with its Senior Vice President and Chief Financial Officer. Approximately $35,000 was included in accounts receivable at February 2, 2002 under this agreement.

The Company has a deferred compensation agreement with its former Chairman of the Board of Directors. The agreement provides for 120 consecutive monthly payments of $13,750 (including interest) beginning upon the earlier of the date of retirement or death. Approximately $76,000, $84,000 and $91,000 was charged to interest expense in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Approximately $97,000 and $697,000 is included in current liabilities and other noncurrent liabilities, respectively, at February 2, 2002 for this deferred compensation liability. Approximately $89,000 and $794,000 was included in current liabilities and other noncurrent liabilities, respectively, at February 3, 2001.

In addition, the Company has a deferred compensation agreement with a former executive officer who also served as a member of the Company's Board of Directors through June 1999. The agreement provides for monthly payments of $6,250 (including interest) through July 2002. Approximately $7,000, $13,000 and $18,000 was charged to interest expense in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Approximately $37,000 is included in current liabilities, at February 2, 2002 for this deferred compensation liability. Approximately $68,000 and $37,000 was included in current liabilities and other noncurrent liabilities, respectively, at February 3, 2001.

NOTE H - Earnings per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding consist of shares under option and, beginning in fiscal 2001, warrants.

A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

                                                                                      Fiscal Year Ended
                                                                      ---------------------------------------------------
                                                                       February 2,        February 3,       January 29,
                                                                           2002               2001             2000
                                                                      ---------------    ---------------   --------------
 Weighted average number of common shares outstanding -- basic             2,942,788          2,976,317        2,989,121
 Net effect of dilutive stock options based on the treasury
   stock method using the average market price                                    --                 --               --
                                                                                  --                 --           33,693
                                                                      ---------------    ---------------   --------------
  Weighted average number of common shares outstanding -- diluted          2,942,788          2,976,317        3,022,814
                                                                      ===============    ===============   ==============


Common stock equivalents of 392,338, 400,648 and 204,294 for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, were excluded because such common stock equivalents were anti-dilutive.

NOTE I - Effect of Restructuring

In response to lower than expected operating results in fiscal 2000, the Company adopted a restructuring plan during the fourth quarter of fiscal 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, re-deploying assets and curtailing the number of new store openings until the Company realized improved performance in its existing stores. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of February 2, 2002, the Company had closed 40 of the stores described in the plan and, in light of improved operating results, removed the two remaining stores and their associated liability from the restructuring plan. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of fiscal 2000 to cover the costs associated with the plan. As of February 2, 2002 there was no balance remaining associated with the restructure liability.

NOTE J - Quarterly Results (Unaudited)

The following is a summary of quarterly results for the fiscal years ended February 2, 2002 and February 3, 2001 (in thousands except per share data).

                                                                                        Fiscal 2001 Quarters Ended
                                                            ------------------------------------------------------------------------
                                                                May 5,           August 4,         November 3,      February 2,
                                                                 2001              2001               2001             2002
                                                            ------------------------------------------------------------------------

          Net sales                                              $90,962         $93,269            $72,957           $83,242
          Gross margin                                            33,307          34,103             21,039            28,192
          Net income (loss)                                          260          (1,221)           (10,937)           (7,814)
          Net income (loss) per common share - diluted              0.09           (0.41)             (3.72)            (2.65)

                                                                                        Fiscal 2000 Quarters Ended
                                                            ------------------------------------------------------------------------
                                                                April 29,          July 29,         October 28,      February 3,
                                                                  2000               2000              2000             2001
                                                            ------------------------------------------------------------------------

          Net sales                                              $88,744        $102,307            $73,986           $90,587
          Gross margin                                            33,210          36,830             20,997            30,317
          Net income (loss)                                        2,116           2,609             (7,191)           (2,900)
          Net income (loss) per common share - diluted              0.70            0.87              (2.42)            (0.95)


  Pre-tax income in the fourth quarter of fiscal 2000 was decreased by $1,017,000 or $0.21 per diluted share after income taxes, due to the restructuring charge disclosed in Note I.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                 --------------------
                 None

  PART III

  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held June 12, 2002.

  ITEM 11.       EXECUTIVE COMPENSATION

  The information required under this item is incorporated herein by reference to the sections entitled "Compensation Committee Interlocks and Interested Party Transactions," "Compensation of Executive Officers," "Employment Contracts and Deferred Compensation Arrangements," "Compensation Committee Report on Executive Compensation," "Comparison of Five-Year Cumulative Total Return" and "Election of Directors - Directors' Fees" of the Proxy Statement.

  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners," "Election of Directors" and "Security Ownership of Management" of the Proxy Statement.

  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required in this item is incorporated herein by reference to the sections entitled "Compensation Committee Interlocks and Interested Party Transactions" and "Employment Contracts and Deferred Compensation Arrangements" of the Proxy Statement.

  PART IV

  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1.   Financial Statements
           The following financial statements of One Price Clothing Stores, Inc.
            are included in Part II, Item 8:
                    Independent Auditors' Report
                    Consolidated Balance Sheets as of February 2, 2002 and
                     February 3, 2001

                    Consolidated Statements of Operations for the fiscal years ended February 2, 2002, February 3, 2001 and
                     January 29, 2000

                    Consolidated Statements of Shareholders' Equity for the fiscal years ended February 2, 2002, February 3, 2001 and
                     January 29, 2000

                    Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and
                     January 29, 2000

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

  (a) 3.   Exhibits, including those incorporated by reference
            (in accordance with Item 601 of Regulation S-K)

           Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on Page 41 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ONE PRICE CLOTHING STORES, INC.

Date:  April 30, 2002                         /s/ Leonard M. Snyder
                                              ----------------------------------
                                              Leonard M. Snyder
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer
                                              (principal executive officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 30, 2002                         /s/ H. Dane Reynolds
                                              ----------------------------------
                                              H. Dane Reynolds
                                              Senior Vice President and Chief
                                              Financial Officer (principal
                                              financial officer and principal
                                              accounting officer)

Date:  April 30, 2002                         /s/ Laurie M. Shahon
                                              ----------------------------------
                                              Laurie M. Shahon
                                              Director

Date:  April 30, 2002                         /s/ Malcolm L. Sherman
                                              ----------------------------------
                                              Malcolm L. Sherman
                                              Director

Date:  April 30, 2002                         /s/ James M. Shoemaker, Jr.
                                              ----------------------------------
                                              James M. Shoemaker, Jr.
                                              Director

Date:  April 30, 2002                         /s/ Allan Tofias
                                              ----------------------------------
                                              Allan Tofias
                                              Director

Date: April 30, 2002                          /s/ Renee M. Love
                                              ----------------------------------
                                              Renee M. Love
                                              Director

Date: April 30, 2002                          /s/ Robert J. Stevenish
                                              ----------------------------------
                                              Robert J. Stevenish
                                              Director


                             ONE PRICE CLOTHING STORES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 ------------------------- ---------------------- ------------------------------------------ ------------------- --------------


          COL. A                  COL. B                           COL. C                          COL. D           COL. E
 ------------------------- ---------------------- ------------------------------------------ ------------------- --------------
                                                                   ADDITIONS
                                Balance at             Charged to                Charged       Deduction -         Balance
                               Beginning of              Cost &                 to Other-      Describe (1)       at End of
       DESCRIPTION               Period                 Expenses                 Describe                          Period
 ------------------------- ---------------------- ------------------------------------------ ------------------- --------------

  FISCAL YEAR ENDED
  FEBRUARY 2, 2002

  Allowance for
  doubtful accounts               $   76,000         $   456,000                              $  404,000            $   128,000
                                  ==========         ===========                              ==========            ===========


  FISCAL YEAR ENDED
  FEBRUARY 3, 2001

  Allowance for
  doubtful accounts               $   94,000         $   228,000                              $  246,000             $   76,000
                                  ==========         ===========                              ==========             ==========


  FISCAL YEAR ENDED
  JANUARY 29, 2000

  Allowance for
  doubtful accounts               $   80,000         $   248,000                              $  234,000             $   94,000
                                  ==========         ===========                              ==========             ==========


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

3(a)(2) Certificate of Amendment  dated  September 4, 2001 of the Certificate of
     Incorporation of the Registrant: Incorporated by reference to Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2001 (File No. 0-15385) ("the July 2001 Form 10-Q").

3(b) Restated By-Laws of the Registrant, as of July 22, 1992 and amended as of July 20, 1994, March 14, 1996 and April 29, 1998: Incorporated by reference to Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998 (File No. 0-15385) ("the April 1998 Form 10-Q").

4(a) See Exhibits 3(a), 3(a)(1), 3(a)(2) and 3(b).

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

4(d)(7) Amendment Number Seven to the Loan and Security Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 9, 2001. : Incorporated by reference to Exhibit 4(d)(7) to the Registrant's Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 0-15385) ("the 2000 Form 10-K").

4(d)(8) Amendment Number Eight to the Loan and Security Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated September 13, 2001.: Incorporated by reference to exhibit 10(c) to the July 2001 Form 10-Q.

4(d)(9)  Amendment  Number Nine the Loan and  Security  Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated November 12,
     2001.: Incorporated by reference to exhibit 10(a) to the Registrant's Quarterly report on Form 10-Q for the quarter ended November 3, 2001 (File No. 0-15385) ("the October 2001 Form 10-Q").

4(d)(10) Amendment Number Ten to the Loan and Security  Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated December 12, 2001. : Incorporated by reference to exhibit 10(b) the October 2001 Form 10-Q.

4(d)(11)+ Amendment Number Eleven to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated January 31, 2002.

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

4(g)(7) Amendment Number Seven to the Continuing Commercial Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 29, 2001: Incorporated by reference to exhibit 10(a) to the July 2001 Form 10Q.

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

10(e)* Form of Employment Agreement between Registrant and Henry D. Jacobs, Jr.:
     Incorporated by reference to Exhibit 10(j) to the 1988 Form 10-K.

10(f)*  Addendum  to  Employment  Agreement  dated  March 6,  1997  between  the
     Registrant and Henry D. Jacobs, Jr.: Incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 0-15385) ("the 1996 Form 10-K").

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

10(j)* Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated April 16, 1998 and Amendments to Letter of Understanding and Consulting Agreement dated December 22, 1998 and October 8, 1999 between the Registrant and Leonard M. Snyder:
     Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 0-15385).

10(j)(1)* Amendment to Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated February 7, 2001 between the Registrant and Leonard M. Snyder. :Incorporated by reference to
     Exhibit 10(k)(1) to the 2000 Form 10-K.

10(j)(2)*+ Amendment to Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated February 3, 2002 between the Registrant and Leonard M. Snyder.

10(k)* Employment  Agreement  dated January 15, 2001 between the  Registrant and
     Leonard M. Snyder. : Incorporated by reference to Exhibit 10(l) to the 2000 Form 10-K.

10(k)(1)* Amendment Number One dated August 6, 2001 to the Employment Agreement by and between the Registrant and Leonard M. Snyder: Incorporated by reference to Exhibit 10(b) to the July 2001 Form 10-Q.

10(k)(2)*+  Amendment  Number  Two  dated  February  3,  2002 to the  Employment
     Agreement by and between the Registrant and Leonard M. Snyder.

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

10(o)* Employment  Agreement  dated April 12, 1999 between the Registrant and H.
     Dane Reynolds: Incorporated by reference to Exhibit 10(r) to the 1998 Form 10-K.

10(p)* Employment  Agreement  dated October 20, 2000 between the  Registrant and
     Thomas R. Kelly: Incorporated by reference to Exhibit 10(a) to the Registrant's October 2000 Form 10-Q.

10(q)* One Price Clothing  Stores,  Inc.  Deferred  Compensation  Plan effective
     January 1, 2000 and the related Trust Agreement effective January 27, 2000, between Carolina First Bank as Trustee and the Registrant: Incorporated by reference to Exhibit 10(q) to the 1999 Form 10-K.

10(r)*  One  Price  Clothing  Stores,   Inc.  Deferred   Compensation  Plan  for
     Non-Employee Directors effective January 1, 2000 and the related Trust Agreement effective January 27, 2000, between Carolina First Bank as Trustee and the Registrant: Incorporated by reference to Exhibit 10(r) to the 1999 Form 10-K.

10(s)Lease Agreement by and between One Price Clothing Stores, Inc. as Tenant and One Price Realty, Inc. as Landlord dated June 17, 1997: Incorporated by reference to Exhibit 10(f) to the July 1997 Form 10-Q.

10(t)(1)+ Common Stock Warrant  Agreement  dated February 21, 2001 and Amendment
     Number One to Common Stock Warrant Agreement dated January 31, 2002 by and between the Registrant and GB Retail Funding, LLC.

10(t)(2) Common Stock Warrant Agreement dated September 13, 2001 by and between the Registrant and Enhanced Retail Funding, LLC: Incorporated by reference to Exhibit 10(d) to the July 2001 Form 10-Q.

10(t)(3)+  Amendment  Number One dated  January 31, 2002 to Common Stock Warrant
     Agreement dated September 13, 2001 by and between the Registrant and Enhanced Retail Funding, LLC.

10(t)(4)+ Common Stock Warrant Agreement dated January 31, 2002 by and between the Registrant and Enhanced Retail Funding, LLC.

21   Subsidiaries of the Registrant

23   Consent of Independent Accountants
  ---------------------------------------
* Denotes a management contract or compensatory plan or agreement. + Filed herewith.

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