Form 10-Q
period 2002-05-04
ONE PRICE CLOTHING STORES INC
filed 2002-05-31
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 4, 2002
                                        -----------

                                       OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission file number 0-15385

                         ONE PRICE CLOTHING STORES, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Delaware                                    57-0779028
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification No.)
 incorporation or organization)

 Highway 290, Commerce Park
 1875 East Main Street
 Duncan, South Carolina                                           29334
 -----------------------------------------             -------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (864) 433-8888
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

The number of shares of the registrant's common stock outstanding as of May 23, 2002 was 3,004,519.

                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - May 4, 2002, February 2, 2002 and May 5, 2001

                  Condensed consolidated statements of operations - Three-month periods ended May 4, 2002 and May 5, 2001

                  Condensed consolidated statements of cash flows - Three-month periods ended May 4, 2002 and May 5, 2001

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                           May 4,             February 2,           May 5,
                                                                            2002                 2002                2001
                                                                      ------------------   ------------------   ----------------
                                                                                                  (1)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                         $        3,201,000   $        2,277,000    $     1,388,000
   Merchandise inventories                                                   57,760,000           54,131,000         49,488,000
   Other current assets                                                      11,611,000           10,219,000         12,224,000
                                                                      ------------------   ------------------    ---------------
   TOTAL CURRENT ASSETS                                                      72,572,000           66,627,000         63,100,000
                                                                      ------------------   ------------------    ---------------

PROPERTY AND EQUIPMENT, at cost                                              74,375,000           73,607,000         71,111,000
   Less accumulated depreciation                                             38,848,000           37,992,000         33,755,000
                                                                      ------------------   ------------------   ----------------
                                                                             35,527,000           35,615,000         37,356,000
                                                                      ------------------   ------------------   ----------------

DEFERRED INCOME TAXES                                                         2,916,000            2,825,000          6,558,000
                                                                      ------------------   ------------------   ----------------

OTHER ASSETS                                                                  4,668,000            4,735,000          4,486,000
                                                                      ------------------   ------------------   ----------------
                                                                     $      115,683,000   $      109,802,000   $    111,500,000
                                                                      ==================   ==================   ================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                  $       40,113,000   $       35,656,000   $     26,223,000
   Revolving credit agreement                                                33,159,000           32,084,000         23,095,000
   Current portion of long-term debt                                          2,625,000            2,257,000          5,028,000
   Income taxes payable                                                         401,000              503,000                 --
   Sundry liabilities                                                         6,119,000            5,614,000          7,062,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                 82,417,000           76,114,000         61,408,000
                                                                      ------------------   ------------------   ----------------

LONG-TERM DEBT                                                               10,917,000           11,835,000          8,538,000
                                                                      ------------------   ------------------   ----------------
OTHER NONCURRENT LIABILITIES                                                  2,588,000            2,548,000          2,403,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
     authorized 35,000,000 shares; issued and outstanding
     3,004,519, 2,943,769, and 2,942,340, respectively                           30,000               29,000             29,000
   Additional paid-in capital                                                11,503,000           11,822,000         11,696,000
   Retained earnings                                                          8,278,000            7,844,000         27,816,000
   Less:  Treasury stock at cost - 8,650, 67,400 and 67,400
     shares, respectively                                                       (50,000)            (390,000)          (390,000)
                                                                      ------------------   ------------------   ----------------
                                                                             19,761,000           19,305,000         39,151,000
                                                                      ------------------   ------------------   ----------------
                                                                     $      115,683,000   $      109,802,000   $    111,500,000
                                                                      ==================   ==================   ================

(1) Derived from audited financial statements
See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                  Three-Month Period Ended
                                                                               -------------------------------
                                                                                  May 4,           May 5,
                                                                                   2002             2001
                                                                               --------------  ---------------

NET SALES                                                                   $     87,310,000 $     90,962,000
Cost of goods sold                                                                54,071,000       57,655,000
                                                                               --------------  ---------------
GROSS MARGIN                                                                      33,239,000       33,307,000
                                                                               --------------  ---------------

Selling, general and administrative expenses                                      21,780,000       21,703,000
Store rent and related expenses                                                    8,377,000        8,588,000
Depreciation and amortization expense                                              1,728,000        1,667,000
Interest expense                                                                     911,000        1,007,000
                                                                               --------------  ---------------
                                                                                  32,796,000       32,965,000
                                                                               --------------  ---------------

INCOME BEFORE INCOME TAXES                                                           443,000          342,000
Provision for income taxes                                                             9,000           82,000
                                                                               --------------  ---------------
NET INCOME                                                                  $        434,000 $        260,000
                                                                               ==============  ===============


Net income per common share - basic                                         $           0.15 $           0.09
                                                                               ==============  ===============


Net income per common share - diluted                                       $           0.14 $           0.09
                                                                               ==============  ===============

Weighted average number of common shares
   outstanding -- basic                                                            2,987,829        2,942,340
                                                                               ==============  ===============

Weighted average number of common shares
   outstanding -- diluted                                                          2,997,534        2,949,181
                                                                               ==============  ===============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                                    Three-Month Period Ended
                                                                                             ---------------------------------------
                                                                                                   May 4,               May 5,
                                                                                                    2002                 2001
                                                                                             -------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $           434,000   $         260,000
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                                                 1,728,000           1,667,000
       Provision for compensation - common stock awards                                                 22,000              11,000
       Decrease in other noncurrent assets                                                             113,000             135,000
       Increase in other noncurrent liabilities                                                         97,000              49,000
       Deferred income taxes                                                                                --              74,000
       Loss on disposal of property and equipment and impairment charges                               181,000             178,000
       Changes in operating assets and liabilities                                                    (304,000)         (2,715,000)
                                                                                             -------------------   -----------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           2,271,000            (341,000)
                                                                                             -------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                              (1,670,000)           (341,000)
   Purchases of other noncurrent assets                                                               (187,000)           (161,000)
                                                                                             -------------------   -----------------
       NET CASH USED IN INVESTING ACTIVITIES                                                        (1,857,000)           (502,000)
                                                                                             -------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from (repayment of) revolving credit agreement                                     1,075,000          (1,458,000)
   Repayment of long-term debt                                                                         (77,000)            (54,000)
   Debt financing costs incurred                                                                       (36,000)           (133,000)
   Payment of capital lease obligations                                                               (411,000)           (206,000)
   Decrease in amount due to related parties                                                           (41,000)            (38,000)
                                                                                             -------------------   -----------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             510,000          (1,889,000)
                                                                                             -------------------   -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       924,000          (2,732,000)
Cash and cash equivalents at beginning of period                                                     2,277,000           4,120,000
                                                                                             -------------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $         3,201,000   $       1,388,000
                                                                                             ===================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                          $           806,000   $         832,000
    Income taxes paid                                                                                  131,000             992,000
    Non-cash investing and financing activities:
        Capital leases                                                                                      --              45,000
        Issuance of common stock awards                                                                106,000               4,000
        Issuance of stock warrants                                                                          --              38,000


See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries


NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES AND
         OPERATIONS

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month period ended May 4, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January).

Operations and Strategies

The Company has incurred operating losses during the two most recent fiscal years. In response to these operating losses, the Company:
o initiated a restructuring plan during the fourth quarter of fiscal 2000 which was completed during fiscal 2001.
o improved its liquidity by amending its credit facilities to obtain a term loan of $4 million (which matures in fiscal 2003)(See Note C).
o implemented a revised merchandising strategy which focuses resources on higher margin, faster-turning women's and children's apparel and women's accessories categories and eliminates and/or de-emphasizes low-margin, slow-turning categories of merchandise (including gifts, home furnishings, children's accessories, uniforms and men's apparel). The Company plans to continue this focused merchandising approach during fiscal 2002.
o reduced the number of new store openings while focusing on relocating and expanding existing stores in proven locations, including several large stores. The Company plans to continue this store development approach during fiscal 2002, including the opening or reconfiguration of approximately ten large stores which will offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store."
o implemented a marketing and advertising strategy involving targeted programs for specific regions, including direct mail, newspaper inserts, in-store collateral and electronic media. The Company plans to expand its marketing and advertising efforts during fiscal 2002.
Management expects that these strategies will contribute to improved profitability and financial condition during fiscal 2002. However, because there are certain risks and uncertainties related to achieving these results, there can be no assurance that these strategies will lead to the expected level of improvement.


Effect of New Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment of Long-Lived Assets," which supercedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of SFAS 144 on February 3, 2002 had no material effect on the Company's consolidated financial statements.

Reverse Stock Split

On September 4, 2001 the Company effected a 1-for-3.5 reverse stock split to shareholders of record as of the close of business on July 30, 2001. Accordingly, common stock outstanding, the weighted average number of common and common equivalent shares and per share amounts have been retroactively adjusted to give effect to the reverse stock split.

NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of shares under option and warrants. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                                        Three-Month Period Ended
                                                                   -----------------------------------
                                                                       May 4,             May 5,
                                                                        2002               2001
                                                                   ---------------    ----------------
Weighted average number of common
   shares outstanding - basic                                           2,987,829           2,942,340

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                                     9,705               6,841
                                                                   ---------------    ----------------

Weighted average number of common
   shares outstanding - diluted                                         2,997,534           2,949,181
                                                                   ===============    ================


NOTE C - CREDIT FACILITIES

The Company has a revolving credit agreement of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) and $4,000,000 term loan with its primary lender through July 2003. Borrowings under the Company's revolving credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the revolving credit agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate or the Adjusted Eurodollar Rate, as defined in such agreement, plus 1.5% provided that the Company meets certain minimum net worth requirements as set forth in the agreement.

Maximum borrowings under the revolving credit agreement and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in such agreement. As a result, availability under the revolving credit agreement fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At May 4, 2002, the Company had approximately $2.0 million of excess availability under the borrowing base formula. The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit agreement. Under the term loan agreement, the borrowings bear interest at the rate of 15.0% per annum. In addition, the term loan agreement guarantees certain minimum payments to the lender if the term loan is fully repaid prior to January 2003.

The Company's revolving credit agreement contains certain covenants which, among other things, prohibit the Company from paying dividends, restrict the ability of the Company to incur other indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $1,500,000. Under this agreement, the Company is required to maintain a $5,000,000 minimum level of adjusted working capital (excluding amounts outstanding under the revolving credit agreement) and to maintain a $25,000,000 minimum adjusted net worth (excluding valuation reserves against the Company's deferred income tax assets). As of May 4, 2002, adjusted working capital and adjusted net worth were $23,314,000 and $29,798,000, respectively. Accordingly, the Company was in compliance with these financial covenants as of May 4, 2002.

The Company's credit facilities require that these financial covenants be measured on a monthly basis. Management believes that the Company will be in compliance with all financial covenants during the period of the agreements based upon achieving its planned operating results. However, these planned operating results are dependent upon the Company meeting certain improved targets of net sales, gross margin and operating expenses and, as a result, involve some degree of uncertainty. If the Company does not achieve its planned operating results, it is possible that the adjusted minimum net worth covenant may not be met during the second half of fiscal 2002. The Company successfully obtained an amendment to its adjusted net worth covenant in December 2001 and, if necessary, would seek additional amendments to this covenant.

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 30, 2002 or termination of the Company's revolving credit agreement with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains the same working capital and minimum net worth requirements as required by the Company's primary lender under the revolving credit agreement. The agreement contains other covenants which are substantially the same as those within the Company's revolving credit agreement discussed above. The Company was in compliance with these restrictive covenants as of May 4, 2002.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a balance of $7,144,000 at May 4, 2002, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.













INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of May 4, 2002 and May 5, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of February 2, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
May 17, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the three-month period ended May 4, 2002 decreased 4% to $87,310,000 compared with $90,962,000 for the same time period in 2001. The decrease in year-over-year net sales was primarily due to operating eighteen fewer stores in the current three-month period and to a comparable store sales decrease of 2.3% in the first quarter of fiscal 2002. Management believes that this comparable store sales decrease was due primarily to the elimination of certain slow-turning and lower-margin categories of merchandise coupled with unseasonably cool and wet weather in many of its markets during late April and continued sluggish demand for apparel in general. Comparable store sales during the first quarter of fiscal 2002 in the Company's continuing categories of merchandise, however, were flat with the first quarter of fiscal 2001. The Company considers stores that have been open 18 months or more to be comparable, and there were 611 such stores at May 4, 2002.

During the first quarter of fiscal 2002, the Company opened three new stores and relocated or expanded eleven of its existing stores. In addition, the Company closed three under-performing stores. At May 4, 2002, the Company operated 623 stores, sixteen fewer than at quarter-end last year. The Company's stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales increased to 38.1% of net sales in the first quarter of fiscal 2002 compared with 36.6% of net sales in the first quarter of fiscal 2001. This increase in gross margin as a percentage of net sales primarily resulted from a more profitable mix of merchandise driven by the elimination of slow-turning and lower-margin categories of apparel and accessories and reallocating the associated working capital to the Company's core women's and children's apparel categories.

Selling, general and administrative ("SG&A") expenses were 24.9% of net sales in the first quarter of fiscal 2002 compared with 23.9% of net sales in the first quarter of fiscal 2001. In the first quarter of fiscal 2002, SG&A expenses increased in dollars compared with the same time period in fiscal 2001 primarily due to higher insurance costs. SG&A expenses were higher as a percentage of net sales primarily due to lower sales in the first quarter of fiscal 2002 compared with fiscal 2001.

Store rent and related expenses decreased in dollars in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001 primarily as a result of the Company operating an average of eighteen fewer stores in the three-month period. Store rent and related expenses were 9.6% of net sales in the first quarter of fiscal 2002 compared with 9.4% of net sales in the first quarter of fiscal 2001. The increase in store rent and related expenses as a percentage of net sales increased as a result of a lack of sales leverage due to lower sales in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001.

Interest expense decreased to 1.0% of net sales in the first quarter of fiscal 2002 compared with 1.1% of net sales in the first quarter of fiscal 2001. Year-over-year interest expense decreased in dollars due to lower prevailing interest rates during the current three-month period.

The Company's effective income tax rate of 2.0% in the first quarter of fiscal 2002 reflects the Company's estimate of its effective tax rate expected for the full fiscal year. At May 4, 2002 the Company's gross deferred income tax assets of $12.9 million were offset by a valuation allowance of $10.0 million against these deferred income tax assets. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided for a substantial portion of the net deferred income tax assets. A valuation allowance has not been recorded on the remaining net deferred income tax assets based upon a tax planning strategy that would result in the realization of such remaining deferred income tax assets. Management will continue to assess the adequacy of or the need for the valuation allowance based upon future operations.

Outlook

During the remainder of fiscal 2002, the Company currently expects to open a total of three new stores, expand or relocate five existing stores and close approximately twelve stores. The Company experienced an increase in its comparable store sales through the first eleven weeks of fiscal 2002. Management believes the decrease in comparable store sales experienced in the final two weeks of the first quarter of fiscal 2002 was the result of unseasonably cool and wet weather in several markets. This trend has persisted through the first three weeks of the Company's second quarter. The Company will continue to focus its efforts on increasing comparable store sales by, among other things, focusing on its core apparel merchandise categories of women's and children's apparel and women's accessories.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been the highest in the first quarter (February - April) and second quarter (May - July) and lowest in the third quarter (August - October) and fourth quarter (November - January).


Liquidity and Capital Resources

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion and the related growth in merchandise inventories. The Company historically has relied upon cash provided by operations and borrowed funds from its revolving credit agreement to meet its liquidity needs. During the two most recent fiscal years, the Company has primarily relied upon its credit facilities to offset cash used in operations and cash used to open stores. Because of its relatively fixed cost structure and existing levels of debt, management considers its primary risk to liquidity to be its ability to generate adequate levels of net sales and gross margin while effectively controlling operating expenses. The Company relies on its planned net sales and gross margin to provide enough cash flow to meet its financial obligations. When net sales and gross margin levels have not met plan in the past, the Company has drawn funds under its credit facilities and/or negotiated with its lenders to provide additional availability to meet its liquidity needs. These credit facilities, together with cash provided by operations, are expected to meet the Company's liquidity and capital needs during the period of the agreements.

In the first quarter of fiscal 2002, net cash provided by operations and net borrowings on the revolving credit agreement were primarily used to fund capital expenditures, including primarily the opening of three new stores and the relocation or expansion of eleven stores, and to increase inventories to support the spring selling season. In the first quarter of fiscal 2001, net cash was primarily used to fund capital expenditures and reduce the Company's level of borrowings on its revolving credit agreement.

The dollar amount of merchandise in the Company's stores at the end of the first quarter of fiscal 2002 increased compared with the end of the first quarter of fiscal 2001. Total merchandise inventories at the end of the first quarter of fiscal 2002 increased 16.7% compared with the end of the first quarter of fiscal 2001. The increase in total merchandise inventories was primarily attributable to a higher level of merchandise in-transit to the Company's stores as a result of increasing its levels of imported merchandise compared with fiscal 2001. In preparation for the spring selling season, total merchandise inventories at the end of the first quarter of fiscal 2002 were 6.7% higher on an average store basis than at February 2, 2002 when inventories are typically lower. The level and source of inventories are subject to fluctuations because of the Company's seasonal operations and business conditions prevailing at the time.

The level of outstanding documentary letters of credit decreased to $5.5 million on May 4, 2002 compared with $6.1 million on May 5, 2001. The Company currently expects to continue to pursue purchases of merchandise from primarily domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company. Total accounts payable and amounts outstanding under the credit facilities increased at the end of the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001 due to the Company's lower than expected operating performance in fiscal 2001 and to higher year-over-year levels of inventories and new capital leases. The increase in these balances from February 2, 2002 is primarily due to higher inventory levels since that date. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations based on changes in the Company's inventory levels and rate of capital expenditures.

The Company's credit facilities consist of a revolving credit agreement to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at May 4, 2002. Please refer to Note C to the unaudited condensed consolidated financial statements for a more detailed description of the Company's credit facilities.

The Company's credit facilities require that these financial covenants be measured on a monthly basis. Management believes that the Company will be in compliance with all financial covenants during the period of the agreements based upon achieving its planned operating results. However, these planned operating results are dependent upon the Company meeting certain improved targets of net sales, gross margin and operating expenses and, as a result, involve some degree of uncertainty. If the Company does not achieve its planned operating results, it is possible that the adjusted minimum net worth covenant may not be met during the second half of fiscal 2002. The Company successfully obtained an amendment to its adjusted net worth covenant in December 2001 and, if necessary, will seek additional amendments to this covenant.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to 285,715 shares of its outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represented approximately 9.5% of the outstanding common stock of the Company as of August 2, 2000. As of February 2, 2002, the Company had repurchased 67,400 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $5.82 per share). During the first quarter of fiscal 2002, the Company made grants of 58,750 of these 67,400 shares to certain of its employees.

In fiscal 2002, the Company plans to spend approximately $3.5 million on capital expenditures, most of which will be used to open approximately six new stores, to remodel, re-fixture, expand and relocate existing stores, and invest in information technology. The Company spent approximately $1.7 million on property and equipment during the three-month period ended May 4, 2002. The Company's liquidity requirements in the foreseeable future are expected to be met principally through the use of its credit facilities and through cash provided by operations. In addition, the Company plans to reduce working capital needs by, among other things, reducing expenses and by minimizing its capital expenditures. If deemed by management to be in the best interest of the Company, additional long-term debt, equity, capital leases, or other permanent financing may be considered.

Market Risk and Risk Management Policies

The Company is exposed to market risk from changes in interest rates affecting its credit arrangements, including a variable-rate revolving credit agreement, fixed-rate term loan and a fixed-rate mortgage loan agreement, which may adversely affect the Company's results of operations and cash flows. The Company seeks to minimize its interest rate risk through its day-to-day operating and financing activities. The Company does not engage in speculative or derivative financial or trading activities.

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit agreement would have decreased pre-tax income for the three months ended May 4, 2002 and May 5, 2001 by approximately $82,000 and $61,000, respectively.

Effect of New Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment of Long-Lived Assets," which supercedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of SFAS 144 on February 3, 2002 had no material effect on the Company's consolidated financial statements.

Private Securities Litigation Reform Act of 1995

All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," "projects," "should," "will" and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in fiscal 2002 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions; fluctuations in interest rates and other economic factors; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                           None

Item 5.           Other Information
                           None

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits
         15    Acknowledgement of Deloitte & Touche LLP, independent accountants

(b)      Reports on Form 8-K

         The Company was not required to, and did not, file any report on Form 8-K for the three-month period ended May 4, 2002.
         ----------------------------------------------------------------------




SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date: May 31, 2002                          /s/  Leonard M. Snyder
                                            ------------------------------------
                                            Leonard M. Snyder
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
                                            (principal executive officer)

Date: May 31, 2002                          /s/  H. Dane Reynolds
                                            ------------------------------------
                                            H. Dane Reynolds
                                            Senior Vice President and Chief
                                            Financial Officer (principal
                                            financial officer and principal
                                            accounting officer)