Form 10-Q
period 2002-08-03
ONE PRICE CLOTHING STORES INC
filed 2002-09-16
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  August  3, 2002
                                        ----------------

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

The number of shares of the registrant's common stock outstanding as of September 3, 2002 was 3,006,019.

                                      INDEX
                  ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - August 3, 2002, February 2, 2002 and August 4, 2001

                  Condensed consolidated statements of operations - Three-month and six-month periods ended August 3, 2002 and August 4, 2001

                  Condensed consolidated statements of cash flows - Six-month periods ended August 3, 2002 and August 4, 2001

                  Notes to unaudited condensed consolidated financial statements

                  Independent accountants' report on review of interim financial information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Item 4.           Controls and Procedures

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION
Item I.  Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                         August 3,            February 2,          August 4,
                                                                            2002                 2002                2001
                                                                      -----------------    ------------------   ----------------
                                                                                                  (1)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                        $         2,333,000   $        2,277,000  $       3,488,000
   Merchandise inventories                                                   53,559,000           54,131,000         52,938,000
   Other current assets                                                      11,274,000           10,219,000         10,290,000
                                                                       -----------------    -----------------    ---------------
   TOTAL CURRENT ASSETS                                                      67,166,000           66,627,000         66,716,000
                                                                       -----------------    -----------------    ---------------

PROPERTY AND EQUIPMENT, at cost                                              74,562,000           73,607,000         72,261,000
   Less accumulated depreciation                                             40,125,000           37,992,000         35,068,000
                                                                      ------------------   ------------------   ----------------
                                                                             34,437,000           35,615,000         37,193,000
                                                                      ------------------   ------------------   ----------------

DEFERRED INCOME TAXES                                                         2,845,000            2,825,000          4,775,000
                                                                      ------------------   ------------------   ----------------

OTHER ASSETS                                                                  4,953,000            4,735,000          4,679,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       109,401,000  $       109,802,000  $     113,363,000
                                                                      ==================   ==================   ================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        36,355,000  $        35,656,000  $      25,415,000
   Revolving credit agreement                                                30,526,000           32,084,000         30,360,000
   Current portion of long-term debt                                          5,374,000            2,257,000          1,358,000
   Income taxes payable                                                         467,000              503,000            191,000
   Sundry liabilities                                                         6,159,000            5,614,000          6,806,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                 78,881,000           76,114,000         64,130,000
                                                                      ------------------   ------------------   ----------------

LONG-TERM DEBT                                                                7,951,000           11,835,000          8,809,000
                                                                      ------------------   ------------------   ----------------
OTHER NON-CURRENT LIABILITIES                                                 2,670,000            2,548,000          2,488,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
     authorized 10,000,000 shares; issued and outstanding
     3,006,019, 2,943,769, and 2,942,340, respectively                           30,000               29,000             29,000
   Additional paid-in capital                                                11,520,000           11,822,000         11,702,000
   Retained earnings                                                          8,390,000            7,844,000         26,595,000
   Less:  Treasury stock at cost - 7,150, 67,400 and 67,400
     shares, respectively                                                       (41,000)            (390,000)          (390,000)
                                                                      ------------------   ------------------   ----------------
                                                                             19,899,000           19,305,000         37,936,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       109,401,000  $       109,802,000  $     113,363,000
                                                                     ===================   ==================   ================

(1) Derived from audited financial statements
See notes to unaudited condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                               Three-Month Period Ended           Six-Month Period Ended
                                                            -------------------------------   -------------------------------
                                                              August 3,       August 4,         August 3,        August 4,
                                                                2002             2001             2002             2001
                                                            --------------  ---------------   --------------   --------------

NET SALES                                                 $    90,088,000 $     93,269,000 $    177,398,000  $   184,231,000
Cost of goods sold                                             56,354,000       59,166,000      110,425,000      116,821,000
                                                            --------------  ---------------   --------------   --------------
GROSS MARGIN                                                   33,734,000       34,103,000       66,973,000       67,410,000
                                                            --------------  ---------------   --------------   --------------

Selling, general and administrative expenses                   22,350,000       22,814,000       44,130,000       44,517,000
Store rent and related expenses                                 8,478,000        8,282,000       16,855,000       16,870,000
Depreciation and amortization expense                           1,725,000        1,721,000        3,453,000        3,388,000
Interest expense                                                  842,000          760,000        1,753,000        1,767,000
                                                            --------------  ---------------   --------------   --------------
                                                               33,395,000       33,577,000       66,191,000       66,542,000
                                                            --------------  ---------------   --------------   --------------

INCOME BEFORE INCOME TAXES                                        339,000          526,000          782,000          868,000
Provision for income taxes                                        227,000        1,747,000          236,000        1,829,000
                                                            --------------  ---------------   --------------   --------------
NET INCOME (LOSS)                                         $       112,000 $     (1,221,000)$        546,000  $      (961,000)
                                                            ==============  ===============   ==============   ==============


Net income (loss) per common share - basic                $          0.04 $          (0.41)$           0.18  $         (0.33)
                                                            ==============  ===============   ==============   ==============


Net income (loss) per common share - diluted              $          0.04 $          (0.41)$           0.18  $         (0.33)
                                                            ==============  ===============   ==============   ==============

Weighted average number of common shares
   outstanding - basic                                          3,004,783        2,942,340        2,996,306        2,942,340
                                                            ==============  ===============   ==============   ==============

Weighted average number of common shares
   outstanding - diluted                                        3,007,004        2,942,340        3,002,364        2,942,340
                                                            ==============  ===============   ==============   ==============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                                 Six-Month Period Ended
                                                                                           ------------------------------------
                                                                                            August 3,            August 4,
                                                                                              2002                 2001
                                                                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $          546,000     $       (961,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

       Depreciation and amortization                                                           3,453,000            3,388,000
       Provision for compensation - common stock awards                                           48,000               16,000
       Decrease in other non-current assets                                                       99,000              157,000
       Increase in other non-current liabilities                                                 198,000              176,000
       Deferred income taxes                                                                     200,000            1,690,000
       Impairment charges and loss on disposal of property and equipment                         300,000              467,000
       Changes in operating assets and liabilities                                               413,000           (4,767,000)
                                                                                        ------------------   ------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                               5,257,000              166,000
                                                                                        ------------------   ------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (2,276,000)          (1,022,000)
   Purchases of other noncurrent assets                                                         (354,000)            (336,000)
                                                                                        ------------------   ------------------
       NET CASH USED IN INVESTING ACTIVITIES                                                  (2,630,000)          (1,358,000)
                                                                                        ------------------   ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayment of ) borrowings from revolving credit agreement                             (1,558,000)           1,808,000
   Repayment of long-term debt                                                                  (133,000)            (105,000)
   Debt financing costs incurred                                                                (264,000)            (328,000)
   Payment of capital lease obligations                                                         (572,000)            (738,000)
   Decrease in amount due to related parties                                                     (44,000)             (77,000)
                                                                                        ------------------   ------------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (2,571,000)             560,000
                                                                                        ------------------   ------------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  56,000             (632,000)
 Cash and cash equivalents at beginning of period                                              2,277,000            4,120,000
                                                                                        ------------------   ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $        2,333,000     $      3,488,000
                                                                                        ------------------   ------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                     $        1,602,000     $      1,558,000
    Income taxes paid                                                                            131,000            1,044,000
    Non-cash investing and financing activities:
        Capital leases                                                                                 -            1,417,000
        Issuance of common stock awards                                                          108,000                4,000

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

NOTE A - BASIS OF PRESENTATION, OPERATIONS AND CERTAIN ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and six-month periods ended August 3, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003 (fiscal 2002). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been higher in the first quarter (February - April) and second quarter (May - July) and lower in the third quarter (August - October) and fourth quarter (November - January).

Operations and Strategies

The Company has incurred operating losses during the two most recent fiscal years. In response to these operating losses, the Company:
o initiated a restructuring plan during the fourth quarter of fiscal 2000 which was completed during fiscal 2001.
o improved its liquidity by amending its credit facilities to obtain a term loan of $4 million (which matures in fiscal 2003) (See Note C).
o implemented a revised merchandising strategy which focuses the Company's resources on higher- margin, faster-turning women's and children's apparel and women's accessories categories and eliminates and/or de-emphasizes low-margin, slow-turning categories of merchandise (including gifts, home furnishings, children's accessories, uniforms and men's apparel). The Company plans to continue this focused merchandising approach during fiscal 2002.
o reduced the number of new store openings while focusing on relocating and expanding existing stores in proven locations, including several large stores. The Company plans to continue this store development approach during fiscal 2002, including the opening or reconfiguration of approximately ten large stores which will offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store."
o implemented a marketing and advertising strategy involving targeted programs for specific regions, including direct mail, newspaper inserts, in-store collateral and electronic media. The Company plans to expand its marketing and advertising efforts during fiscal 2002.
Management expects that these strategies will contribute to improved profitability and financial condition during fiscal 2002. However, because there are certain risks and uncertainties related to achieving these results, there can be no assurance that these strategies will lead to the expected level of improvement.

Effect of New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment of Long-Lived Assets," which supercedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of SFAS 144 on February 3, 2002 had no material effect on the Company's consolidated financial statements.

The FASB has issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies the accounting and reporting provisions of Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS 146 will have on its balance sheet, results of operations and cash flows.


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

                                                         Three-Month Period Ended               Six-Month Period Ended
                                                     ----------------------------------   ------------------------------------
                                                        August 3,          August 4,          August 3,          August 4,
                                                          2002               2001               2002               2001
                                                     ----------------   ----------------   ----------------   ----------------
Weighted average number of common
   shares outstanding - basic                              3,004,783          2,942,340          2,996,306          2,942,340

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                        2,221                  *              6,058                  *
                                                     ----------------   ----------------   ----------------   ----------------
Weighted average number of common
   shares outstanding - diluted                            3,007,004          2,942,340          3,002,364         2,942,340
                                                     ===============    ===============    ===============    ================


*Effect is anti-dilutive for these periods.

NOTE C - CREDIT FACILITIES

The Company has a revolving credit agreement of up to $37,500,000 (including a letter of credit sub-facility of up to $25,000,000) and a $4,000,000 term loan with its primary lender through July 2003. Borrowings under the Company's revolving credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the revolving credit agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the revolving credit agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate or the Adjusted Eurodollar Rate, as defined in such agreement, plus 1.5% provided that the Company meets certain minimum net worth requirements as set forth in the revolving credit agreement.

Maximum borrowings under the revolving credit agreement and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in such agreement. As a result, availability under the revolving credit agreement fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At August 3, 2002, the Company had approximately $3.0 million of excess availability under the borrowing base formula. The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit agreement. Under the term loan portion of the revolving credit agreement, the borrowings bear interest at the rate of 15.0% per annum and guarantees certain minimum payments to the lender if the term loan is fully repaid prior to January 2003.

The Company's revolving credit agreement contains certain covenants which, among other things, prohibit the Company from paying dividends, restrict the ability of the Company to incur other indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $1,500,000. Under this revolving credit agreement, the Company is required to maintain a $5,000,000 minimum level of adjusted working capital (excluding amounts outstanding under the revolving credit agreement) and to maintain a $25,000,000 minimum adjusted net worth (excluding valuation reserves against the Company's deferred income tax assets). As of August 3, 2002, adjusted working capital and adjusted net worth were $18,811,000 and $30,065,000 respectively. Accordingly, the Company was in compliance with these financial covenants as of August 3, 2002.

The Company has a separate letter of credit facility of up to $8,000,000, which it amended on June 21, 2002 to extend the expiration date to the earlier of June 30, 2003 or termination of the Company's revolving credit agreement with its primary lender. Letters of credit issued under the amended agreement are collateralized by inventories purchased using such letters of credit. Under this amended agreement, the Company is required to maintain a $5,000,000 minimum level of adjusted working capital (excluding amounts outstanding under the revolving credit agreement) and to maintain a $12,000,000 minimum adjusted net worth. The amended agreement contains other covenants, which are substantially the same as those within the Company's revolving credit agreement discussed above. The Company was in compliance with these restrictive covenants as of August 3, 2002.

The Company's credit facilities require that these financial covenants be measured on a monthly basis. Management believes that the Company will be in compliance with all financial covenants during the period of the agreements based upon achieving its currently forecasted operating results. However, achievement of these currently forecasted operating results is dependent upon the Company meeting certain targets of net sales, gross margin and operating expenses and, as a result, is not certain. If the Company does not achieve its currently forecasted operating results, it is possible that the adjusted minimum net worth covenants of the revolving credit agreement and/or separate letter of credit facility may not be met during the second half of fiscal 2002. The Company successfully obtained an amendment to its adjusted net worth covenant under the revolving credit agreement in December 2001 and, if necessary, would seek additional amendments to this covenant.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a balance of $7,236,000 at August 3, 2002, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of August 3, 2002 and August 4, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
August 16, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales for the three-month period ended August 3, 2002 decreased 3.4% to $90,088,000 compared with $93,269,000 for the corresponding time period in 2001. Net sales for the six-month period ended August 3, 2002 decreased 3.7% to $177,398,000 compared with $184,231,000 for the corresponding time period in 2001. The decrease in year-over-year net sales for both periods presented was due to operating 13 and 16 fewer stores in the three-month and six-month periods, respectively, and to the Company's comparable store sales decreases of 2.8% in the second quarter of fiscal 2002 and 2.6% for the six-month period ended August 3, 2002. A portion of these comparable store sales decreases was due to the elimination of certain slow-turning and lower-margin categories of merchandise. Excluding these slow-turning, lower-margin categories, comparable store sales decreased 1.4% in the second quarter of fiscal 2002 and decreased 1.0% for the six-month period ended August 3, 2002. Management believes that these comparable store sales decreases were due to continued weakness in consumer spending on apparel, and compounded further by weak sales in stores in markets heavily dependent on tourism and in stores located along the Mexican border. The Company considers stores that have been open 18 months or more to be comparable, and there were 607 such stores at August 3, 2002.

During the first six months of fiscal 2002, the Company opened five stores and relocated or expanded fourteen of its stores. In addition, the Company closed eleven under-performing stores. At August 3, 2002, the Company operated 617 stores, fifteen fewer than at quarter-end last year. The stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales increased to 37.4% in the second quarter of fiscal 2002 and 37.8% in the first six months of fiscal 2002 compared with 36.6% of net sales in both such periods of fiscal 2001. These increases in gross margin as a percentage of net sales primarily resulted from a more profitable mix of merchandise driven by the elimination of slow-turning and lower-margin categories of apparel and accessories and a reallocation of the associated working capital to the Company's core women's and children's apparel categories.

Selling, general and administrative ("SG&A") expenses were 24.8% of net sales in the second quarter of fiscal 2002 compared with 24.5% of net sales in the second quarter of fiscal 2001. SG&A expenses were 24.9% of net sales in the first six months of fiscal 2002 compared with 24.2% of net sales during the same time period in fiscal 2001. In both periods presented, SG&A expenses decreased in dollars compared with the corresponding time periods in fiscal 2001 as a result of reducing payroll and other controllable expenses in the stores. SG&A expenses were higher as a percentage of net sales in both 2002 periods presented due to the lack of sales leverage resulting from the comparable store sales decreases experienced in both periods.

Store rent and related expenses were 9.4% of net sales in the second quarter of fiscal 2002 compared with 8.9% of net sales in the second quarter of fiscal 2001. Store rent and related expenses for the six-month period ended August 3, 2002 were 9.5% compared with 9.2% for the same period in 2001. This increase in store rent as a percentage of net sales in both periods was due to an increase in average store rent year-over-year as well as the lack of sales leverage resulting from the comparable store sales decreases experienced in both periods. Store rent and related expenses per average store for the three-month and six-month periods ended August 3, 2002 increased 4.5% and 2.5%, respectively, compared with the corresponding periods last year. These increases in average store rent and related expenses in both periods presented were primarily due to the Company's continuing store expansion strategy of opening larger stores with higher rents while closing older stores with lower average rent costs.

Depreciation and amortization expense increased to 1.9% of net sales in both the second quarter and first six months of fiscal 2002 compared with 1.8% in the same time periods in fiscal 2001. Depreciation and amortization expense increased as a percentage of net sales in both periods primarily due to the Company's investment in information technology during fiscal 2001 and the first six months of fiscal 2002.

Interest expense increased to 0.9% of net sales in the second quarter of fiscal 2002 compared with 0.8% of net sales in the second quarter of fiscal 2001. Interest expense was 1.0% in the first six months of fiscal 2002 and fiscal 2001. Year-over-year interest expense increased in the second quarter of fiscal 2002 due to higher average borrowings in fiscal 2002.

The Company's effective income tax rates of 30.2% in the first six months of fiscal 2002 and 210.7% in the first six months of fiscal 2001 reflect increases in the Company's valuation allowance against its deferred income tax assets. At August 3, 2002 the Company's gross deferred income tax assets of $13.0 million were offset by a valuation allowance of $10.2 million against these deferred income tax assets. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided for a substantial portion of the net deferred income tax assets. A valuation allowance has not been recorded on the remaining net deferred income tax assets based upon a tax planning strategy that would, based on historical results, result in the realization of such remaining deferred income tax assets. Management will continue to assess the adequacy of or the need for the valuation allowance based upon future operations.

Outlook

During the remainder of fiscal 2002, the Company currently expects to open a total of two new stores, expand or relocate four existing stores and close approximately eleven stores. The Company will continue to focus its efforts on increasing comparable store sales by, among other things, focusing on its higher-margin core apparel merchandise categories of women's and children's apparel and women's accessories. In addition, the Company will focus its efforts on maintaining its tight expense controls. Given the continuing economic uncertainty and lower demand for apparel, management intends to manage its inventory levels close to levels for comparable time periods in fiscal 2001.

The Company's sales and operating results are seasonal. Historically, sales and operating results have been higher in the first quarter (February - April) and second quarter (May - July) and lower in the third quarter (August - October) and fourth quarter (November - January).

Liquidity and Capital Resources

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion and the related growth in merchandise inventories. The Company historically has relied upon cash provided by operations and borrowed funds from its revolving credit agreement to meet its liquidity needs. During the two most recent fiscal years, the Company has primarily relied upon its credit facilities to offset cash used in operations and to open stores. Because of its relatively fixed cost structure and existing levels of debt, management considers its primary risk to liquidity to be its ability to generate adequate levels of net sales and gross margin while effectively controlling operating expenses. When net sales and gross margin levels have not met plan in the past, the Company has drawn funds under its credit facilities and/or negotiated with its lenders to provide additional availability to meet its liquidity needs. These credit facilities, together with cash provided by operations, are expected to be sufficient to meet the Company's liquidity and capital needs during the period of the agreements.

In the first six months of fiscal 2002, net cash provided by operations was primarily used to fund capital expenditures, including the opening of five new stores and the relocation or expansion of fourteen stores, and to reduce the Company's level of borrowings on its revolving credit agreement. In the first six months of fiscal 2001, net cash was primarily used to fund the Company's increase in inventories.

The dollar amount of merchandise in the Company's stores at August 3, 2002 increased slightly compared with August 4, 2001. Total merchandise inventories at the end of the second quarter of fiscal 2002 increased 1.2% compared with the end of the second quarter of fiscal 2001. Total merchandise inventories at the end of the second quarter of fiscal 2002 were 0.1% higher on an average store basis than at February 2, 2002. The level and source of inventories are subject to fluctuations because of the Company's seasonal operations and business conditions prevailing at the time.

The level of outstanding documentary letters of credit decreased to $3.5 million as of August 3, 2002 compared with $7.9 million as of August 4, 2001. The Company currently expects to continue to pursue purchases of merchandise from primarily domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company. Accounts payable increased at the end of the second quarter of fiscal 2002 compared with both the end of the second quarter of fiscal 2001 and February 2, 2002 due to improved vendor financing. Total amounts outstanding under the credit facilities (including the term loan portion of the revolving credit agreement) increased at the end of the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001 due to the Company's lower than expected operating performance in fiscal 2001. Total amounts outstanding under the credit facilities (including the term loan portion of the revolving credit agreement) decreased at the end of the second quarter of fiscal 2002 compared with February 2, 2002 primarily due to the Company's positive results of operations in the first six months of 2002. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations based on changes in the Company's inventory levels and rate of capital expenditures.

The Company's credit facilities consist of a revolving credit agreement and term loan to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. The Company's revolving credit agreement expires in July 2003, and is classified in current liabilities in the accompanying balance sheet. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at August 3, 2002. Please refer to Note C to the unaudited condensed consolidated financial statements for a more detailed description of the Company's credit facilities.

The Company's credit facilities require that these financial covenants be measured on a monthly basis. Management believes that the Company will be in compliance with all financial covenants during the period of the agreements based upon achieving its currently forecasted operating results. However, achievement of these currently forecasted operating results is dependent upon the Company meeting certain targets of net sales, gross margin and operating expenses and, as a result, is not certain. If the Company does not achieve its currently forecasted operating results, it is possible that the adjusted minimum net worth covenants of the revolving credit agreement and/or separate letter of credit facility may not be met during the second half of fiscal 2002. The Company successfully obtained an amendment to its adjusted net worth covenant under the revolving credit agreement in December 2001 and, if necessary, would seek additional amendments to this covenant.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to 285,715 shares of its outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represented approximately 9.5% of the outstanding common stock of the Company as of August 2, 2000. As of February 2, 2002, the Company had repurchased 67,400 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $5.82 per share). During the first six months of fiscal 2002, the Company awarded 60,250 of these 67,400 shares to certain of its employees.

In fiscal 2002, the Company plans to spend approximately $3.5 million on capital expenditures, most of which will be used to open approximately seven new stores, to remodel, re-fixture, expand and relocate existing stores, and invest in information technology. The Company spent approximately $2.3 million on property and equipment during the six-month period ended August 3, 2002. The Company's liquidity requirements in the foreseeable future are expected to be met principally through the use of its credit facilities and through cash provided by operations. If deemed by management to be in the best interest of the Company, additional long-term debt, equity, capital leases, or other permanent financing may be considered.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit agreement would have decreased pre-tax income for the six months ended August 3, 2002 and August 4, 2001 by approximately $158,000 and $128,000, respectively.

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

The FASB has issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies the accounting and reporting provisions of Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS 146 will have on its balance sheet, results of operations and cash flows.

Private Securities Litigation Reform Act of 1995

All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," "projects," "should," "will" and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The statements may address items such as future sales, earnings expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned capital expenditures and future cash needs. In addition, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. This Quarterly Report on Form 10-Q may contain such statements and there are a number of important factors could cause the Company's actual results in fiscal 2002 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions; fluctuations in interest rates and other economic factors; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; access to additional debt or equity financing; the effect of litigation resulting from the Company's operations; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                  See required information contained within Item 2 of this Form 10-Q.

Item 4.           Controls and Procedures

                  The period covered by this report ended on August 3, 2002. Therefore, pursuant to SEC Release Nos. 33-8124 and 34-46427, the information required by Item 307 of Regulation S-K is not required to be included in this report.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                           None

Item 2.           Changes in Securities and Use of Proceeds
                           None

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders

The Company received proxies representing 92% of the 3,004,519 shares outstanding and eligible to vote at the annual meeting of the Company's shareholders held on June 12, 2002. The following summarizes the votes thereat:

         Matter                               For                  Against            Abstentions        Non-Votes
Election of Directors:
  Leonard M. Snyder                          2,702,429                 0                14,759               0
  Renee M. Love                              2,696,499                 0                20,689               0
  Laurie M. Shahon                           2,696,099                 0                21,089               0
  Malcolm L. Sherman                         2,700,613                 0                16,575               0
  James M. Shoemaker, Jr.                    2,698,713                 0                18,475               0
  Robert J. Stevenish                        2,700,812                 0                16,376               0
  Allan Tofias                               2,700,469                 0                16,719               0


         Matter                               For                  Against            Abstentions        Non-Votes
Authorization to Reduce
the Number of Authorized Shares of
Company's Common Stock                       2,686,823             16,701                13,664               0

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

  10(a) Amended and Restated Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 21, 2002.

 15         Acknowledgement of Deloitte & Touche LLP, independent accountants.

                  (b)  Reports on Form 8-K

                  The Company was not required to, and did not, file any report on Form 8-K for the three-month period ended August 3, 2002.
--------------------------------------------------------------------------------

     SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date:  September 16, 2002     /s/  Leonard M. Snyder
                              --------------------------------------------------
                              Leonard M. Snyder
                              Chairman of the Board of Directors and Chief
                              Executive Officer(principal executive officer)

Date:  September 16, 2002     /s/  H. Dane Reynolds
                              --------------------------------------------------
                              H. Dane Reynolds
                              Senior Vice President and Chief Financial Officer
                              (principal financial officer and principal
                              accounting officer)

CERTIFICATIONS:

I, Leonard M. Snyder, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of One Price Clothing Stores, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: September 16, 2002


/s/ Leonard M. Snyder
------------------------
Leonard M. Snyder
Chief Executive Officer



I, H. Dane Reynolds, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of One Price Clothing Stores, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: September 16, 2002


/s/ H. Dane Reynolds
-----------------------
H. Dane Reynolds
Chief Financial Officer

ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
EXHIBIT 15 - ACKNOWLEDGEMENT OF DELOITTE & TOUCHE LLP, INDEPENDENT ACCOUNTANTS


One Price Clothing Stores, Inc. and Subsidiaries
Duncan, South Carolina


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim condensed consolidated financial information of One Price Clothing Stores, Inc. and subsidiaries for the three-month and six-month periods ended August 3, 2002 and August 4, 2001, as indicated in our report dated August 16, 2002; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended August 3, 2002, is incorporated by reference in Registration Statements No. 33-20529, 33-31623, 33-48091, and 33-61803 on Form S-8 pertaining to the 1987 Stock Option Plan, the 1988 Stock Option Plan, the 1991 Stock Option Plan, and the Director Stock Option Plan, respectively, of One Price Clothing Stores, Inc.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP
Greenville, South Carolina
September 16, 2002