Form 10-Q
period 2002-11-02
ONE PRICE CLOTHING STORES INC
filed 2002-12-17
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 2, 2002.

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
                  Yes   X           No
                      ------           -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  Yes               No   X
                      -------          -----

The number of shares of the registrant's common stock outstanding as of December 3, 2002, was 3,006,019.

                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - November 2, 2002, February 2, 2002 and November 3, 2001

                  Condensed consolidated statements of operations - Three-month and nine-month periods ended November 2, 2002 and November 3, 2001

                  Condensed consolidated statements of cash flows - Nine-month periods ended November 2, 2002 and November 3, 2001

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION
Item I.  Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                        November 2,           February 2,         November 3,
                                                                            2002                 2002                2001
                                                                      -----------------    ------------------   ----------------
                                                                                                  (1)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                        $          954,000   $        2,277,000   $       2,131,000
   Merchandise inventories                                                  51,690,000           54,131,000          56,559,000
   Other current assets                                                     10,443,000           10,219,000          10,066,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                                     63,087,000           66,627,000          68,756,000
                                                                      ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                              75,034,000           73,607,000         72,441,000
   Less accumulated depreciation                                             41,382,000           37,992,000         36,410,000
                                                                      ------------------   ------------------   ----------------
                                                                             33,652,000           35,615,000         36,031,000
                                                                      ------------------   ------------------   ----------------

DEFERRED INCOME TAXES                                                         3,241,000            2,825,000          4,775,000
                                                                      ------------------   ------------------   ----------------

OTHER ASSETS                                                                  5,002,000            4,735,000          4,773,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       104,982,000  $       109,802,000  $     114,335,000
                                                                      ==================   ==================   ================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        37,206,000  $        35,656,000  $      32,589,000
   Revolving credit agreement                                                33,640,000           32,084,000         33,024,000
   Current portion of long-term debt                                          4,824,000            2,257,000          5,258,000
   Income taxes payable                                                         494,000              503,000                  -
   Sundry liabilities                                                         6,620,000            5,614,000          5,518,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                 82,784,000           76,114,000         76,389,000
                                                                      ------------------   ------------------   ----------------

LONG-TERM DEBT                                                                7,674,000           11,835,000          8,413,000
                                                                      ------------------   ------------------   ----------------
OTHER NON-CURRENT LIABILITIES                                                 2,623,000            2,548,000          2,527,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
     authorized 10,000,000 shares; issued and outstanding
     3,006,019, 2,943,769, and 2,943,769, respectively                           30,000               29,000             29,000
   Additional paid-in capital                                                11,546,000           11,822,000         11,709,000
   Retained earnings                                                            366,000            7,844,000         15,658,000
   Less:  Treasury stock at cost - 7,150, 67,400 and 67,400
     shares, respectively                                                       (41,000)            (390,000)          (390,000)
                                                                      ------------------   ------------------   ----------------
                                                                             11,901,000           19,305,000         27,006,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       104,982,000  $       109,802,000  $     114,335,000
                                                                      ==================   ==================   ================

(1) Derived from audited financial statements See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                               Three-Month Period Ended           Nine-Month Period Ended
                                                            -------------------------------   --------------------------------
                                                              November 2,     November 3,      November 2,       November 3,
                                                                2002             2001              2002             2001
                                                            --------------  ---------------   ---------------   --------------

NET SALES                                                 $    73,308,000  $    72,957,000  $    250,706,000  $   257,188,000
Cost of goods sold, exclusive of depreciation and
  amortization shown separately below                          48,731,000       51,918,000       159,156,000      168,739,000
                                                            --------------  ---------------   ---------------   --------------
GROSS MARGIN                                                   24,577,000       21,039,000        91,550,000       88,449,000
                                                            --------------  ---------------   ---------------   --------------

Selling, general and administrative expenses                   21,582,000       21,760,000        65,712,000       66,277,000
Store rent and related expenses                                 8,555,000        8,277,000        25,410,000       25,147,000
Depreciation and amortization expense                           1,645,000        1,557,000         5,098,000        4,945,000
Interest expense                                                  798,000          768,000         2,551,000        2,535,000
                                                            --------------  ---------------   ---------------   --------------
                                                               32,580,000       32,362,000        98,771,000       98,904,000
                                                            --------------  ---------------   ---------------   --------------

LOSS BEFORE INCOME TAXES                                       (8,003,000)     (11,323,000)       (7,221,000)     (10,455,000)
Provision for (benefit from) income taxes                          21,000         (386,000)          257,000        1,443,000
                                                            --------------  ---------------   ---------------   --------------
NET LOSS                                                  $    (8,024,000) $   (10,937,000) $     (7,478,000) $   (11,898,000)
                                                            ==============  ===============   ===============   ==============


Net loss per common share - basic and diluted             $         (2.67) $         (3.72) $          (2.49) $         (4.04)
                                                            ==============  ===============   ===============   ==============

Weighted average number of common shares
    outstanding -- basic and diluted                            3,006,019        2,942,701         2,999,544        2,942,460
                                                            ==============  ===============   ===============   ==============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                                 Nine-Month Period Ended
                                                                                        ---------------------------------------
                                                                                           November 2,          November 3,
                                                                                              2002                 2001
                                                                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $       (7,478,000)  $      (11,898,000)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                           5,098,000            4,945,000
       Provision for compensation - common stock awards                                           75,000               22,000
       Decrease in other non-current assets                                                      183,000              208,000
       Increase in other non-current liabilities                                                 196,000              241,000
       Deferred income taxes                                                                     200,000            1,690,000
       Loss on disposal of property and equipment and impairment charges                         420,000              625,000
       Changes in operating assets and liabilities                                             4,094,000           (2,576,000)
                                                                                        ------------------   ------------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     2,788,000           (6,743,000)
                                                                                        ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (3,016,000)          (1,485,000)
   Purchases of other non-current assets                                                        (559,000)            (491,000)
                                                                                        ------------------   ------------------
       NET CASH USED IN INVESTING ACTIVITIES                                                  (3,575,000)          (1,976,000)
                                                                                        ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from revolving credit agreement                                              1,556,000            4,473,000
   Proceeds from long-term term debt borrowings                                                        -            4,000,000
   Repayment of long-term debt                                                                  (548,000)            (178,000)
   Debt financing costs incurred                                                                (409,000)            (478,000)
   Payment of capital lease obligations                                                         (984,000)            (986,000)
   Decrease in amount due to related parties                                                    (151,000)            (101,000)
                                                                                        ------------------   ------------------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      (536,000)           6,730,000
                                                                                        ------------------   ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (1,323,000)          (1,989,000)
Cash and cash equivalents at beginning of period                                               2,277,000            4,120,000
                                                                                        ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $          954,000   $        2,131,000
                                                                                        ------------------   ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                     $        2,326,000   $        2,283,000
    Income taxes paid                                                                            151,000            1,046,000
Non-cash investing and financing activities:
    Capital leases                                                                                     -            1,131,000
    Issuance of common stock awards                                                              108,000                8,000




See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

NOTE A - BASIS OF PRESENTATION, OPERATIONS AND STRATEGIES, AND CERTAIN ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and nine-month periods ended November 2, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003 (fiscal
2002). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002 (fiscal 2001).

The Company's sales and operating results are seasonal. Historically, sales and operating results have been higher in the first quarter (February - April) and second quarter (May - July) and lower in the third quarter (August - October) and fourth quarter (November - January).

Operations and Strategies

The Company has incurred operating losses during the two most recent fiscal years. In response to these operating losses, the Company:
o initiated a restructuring plan during the fourth quarter of fiscal 2000 which was completed during fiscal 2001.
o improved its liquidity by amending its credit facilities in September 2001 to obtain a term loan of $4 million which matures in fiscal 2003 (See Note
     C). At November 2, 2002, a balance of $3,625,000 remained on this term loan, which is classified in current liabilities in the Condensed Consolidated Balance Sheet.
o increased the borrowing limit on its revolving credit agreement to $40,000,000 and extended its term through July 2005 (See Note C).
o implemented a revised merchandising strategy which focuses the Company's resources on higher- margin, faster-turning women's and children's apparel and women's accessories categories and eliminates and/or de-emphasizes low-margin, slow-turning categories of merchandise (including gifts, home furnishings, children's accessories, uniforms and men's apparel). The Company plans to continue this focused merchandising approach.
o refocused the store development strategy by reducing the number of new store openings while focusing on relocating and expanding existing stores in proven locations, including several large stores. This store development approach includes the opening or reconfiguration of approximately ten large "Tri-Box" stores which offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store."
o implemented a marketing and advertising strategy involving targeted programs for specific regions, including direct mail, newspaper inserts, in-store collateral and electronic media.
o implemented changes in its distribution system to increase efficiencies including increasing the amount of floor-ready merchandise thereby reducing processing costs.

Management expects that these strategies will contribute to improved results of operations and financial condition during the remainder of fiscal 2002 and during fiscal 2003. However, because there are certain risks and uncertainties related to achieving these results, including the success of the development of the Tri-Box store development concept, the availability of first quality merchandise from vendors on acceptable terms and the availability of sufficient capital to execute these plans, there is no assurance that these strategies will lead to the expected level of improvement.

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

In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after December 15, 2002. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller's statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after December 15, 2002. The Company is in the process of reviewing the effect, if any, that the application of EITF 02-16 will have on its balance sheet, results of operations and cash flows.


NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares (when dilutive) outstanding. Common equivalent shares consist of shares under option and warrants. There were no dilutive common equivalent shares for any of the periods presented. Accordingly, basic and diluted weighted average number of shares outstanding are equal for each time period presented.


NOTE C - CREDIT FACILITIES

The Company amended its revolving credit agreement with its primary lender in September 2002 to extend the term of the agreement through July 2005 and to increase the maximum borrowing amount to $40,000,000 (including a letter of credit sub-facility of up to $25,000,000). The agreement also includes a $4,000,000 term loan. At November 2, 2002, a balance of $3,625,000 remained on this term loan, which is classified in current liabilities in the Condensed Consolidated Balance Sheet. A final principal payment on the term loan of $2,525,000 is due in July 2003. Borrowings under the Company's revolving credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the revolving credit agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Under the revolving credit agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined in such agreement, plus 2.25%.

Maximum borrowings under the revolving credit agreement and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in such agreement. As a result, availability under the revolving credit agreement fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At November 2, 2002, the Company had approximately $2.1 million of excess availability under the borrowing base formula (see also the related debt covenant discussed below). The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit agreement. Under the term loan portion of the revolving credit agreement, the borrowings bear interest at the rate of 15.0% per annum and guarantees certain minimum payments to the lender if the term loan is fully repaid prior to January 2003.

The Company's revolving credit agreement contains certain covenants which, among other things, prohibit the Company from paying dividends, restrict the ability of the Company to incur other indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $1,500,000 ($2,000,000 from November 16, 2002 through December 31, 2002). Under this revolving credit agreement, the Company is required to maintain a $5,000,000 minimum level of adjusted working capital (excluding amounts outstanding under the revolving credit agreement) and to maintain a $22,000,000 minimum adjusted net worth (excluding valuation reserves against the Company's deferred income tax assets up to a maximum of $14,000,000). As of November 2, 2002, adjusted working capital and adjusted net worth were $13,943,000 and $24,844,000, respectively. Accordingly, the Company was in compliance with these financial covenants as of November 2, 2002.

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000, under which $4,095,000 of documentary letters of credit were outstanding at November 2, 2002. This agreement expires on the earlier of June 30, 2003 or termination of the Company's revolving credit agreement with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. Under this agreement, which was amended on November 1, 2002, the Company is required to maintain a $5,000,000 minimum level of adjusted working capital (excluding amounts outstanding under the revolving credit agreement) and to maintain a $12,000,000 minimum adjusted net worth ($9,000,000 through May 3, 2003). The agreement contains other covenants, which are substantially the same as those within the Company's revolving credit agreement discussed above. The Company was in compliance with these restrictive covenants as of November 2, 2002.

The Company's credit facilities require that these financial covenants be measured on a monthly basis. Management believes that the Company will be in compliance with all financial covenants required by each credit facility during the period of each respective agreement, based upon achieving its currently forecasted operating results. However, achievement of these currently forecasted operating results is dependent upon the Company meeting certain targets of net sales, gross margin and operating expenses and, as a result, is not certain. If the Company does not achieve its currently forecasted operating results, it is possible that the adjusted minimum net worth covenants of the revolving credit agreement and/or separate letter of credit facility may not be met during fiscal 2003. The Company successfully obtained an amendment to its adjusted net worth covenants under the revolving credit agreement and letter of credit facility in September 2002 and November 2002, respectively, and, if necessary, would seek additional amendments to this covenant. However, there is no guarantee that the Company would be able to obtain additional amendments if it is not in compliance with these covenants.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a balance of $7,196,000 at November 2, 2002, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of November 2, 2002 and November 3, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
November 15, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act of 1995
All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," "projects," "should," "will," "plans" and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The statements may address items such as future sales, earnings expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned capital expenditures and future cash needs. In addition, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. There are a number of important factors that could cause the Company's actual results in fiscal 2002 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, changes in the current policies, practices or rules of NASDAQ with respect to continued listing criteria; general economic conditions; fluctuations in interest rates and other economic factors; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; access to additional debt or equity financing; the effect of litigation resulting from the Company's operations; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time and in "Certain Considerations," contained herein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


Results of Operations

Net sales for the three-month period ended November 2, 2002 increased 0.5% to $73,308,000 compared with $72,957,000 for the same time period in 2001. Net sales for the nine-month period ended November 2, 2002 decreased 2.5% to $250,706,000 compared with $257,188,000 for the same time period in 2001. The Company operated 13 fewer stores during the three-month period ended November 2, 2002 and operated 15 fewer stores during the nine-month period ended November 2, 2002 as compared with the same periods last year.

Comparable store sales increased 0.2% in the third quarter of fiscal 2002. Comparable store sales for the nine-month period ended November 2, 2002 decreased 1.8%. Management believes that the comparable store sales decrease for the nine-month period ended November 2, 2002 was due to the elimination of slow-turning and lower-margin categories of apparel and accessories combined with weak consumer demand for apparel in general during the period. The Company considers stores that have been open 18 months or more to be comparable, and there were 603 such stores at November 2, 2002.

During the first nine months of fiscal 2002, the Company opened seven stores and relocated or expanded seventeen of its stores. In addition, the Company closed nineteen under-performing stores. At November 2, 2002, the Company operated 611 stores, 16 fewer than at quarter-end last year. The stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales increased to 33.5% in the third quarter of fiscal 2002 compared with 28.8% of net sales in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, gross margin as a percentage of net sales was 36.5% compared with 34.4% of net sales in the same period last year. These increases in gross margin as a percentage of net sales resulted from efficiencies in the Company's distribution system and a more profitable mix of merchandise driven by the elimination of slow-turning and lower-margin categories of apparel and accessories and a reallocation of the associated working capital to the Company's core women's and children's apparel categories.

Selling, general and administrative ("SG&A") expenses were 29.4% of net sales in the third quarter of fiscal 2002 compared with 29.8% of net sales in the third quarter of fiscal 2001. SG&A expenses decreased in the third quarter as a result of initiatives to reduce operating expenses in the Company's corporate offices. SG&A expenses were 26.2% of net sales in the first nine months of fiscal 2002 compared with 25.8% of net sales during the same time period in fiscal 2001. SG&A expenses were higher as a percentage of net sales in the first nine months of 2002 due to the lack of sales leverage resulting from the comparable store sales decrease, higher insurance costs and to an increase in store payroll driven by an increase in the average hourly wage rate, offset partially by initiatives to reduce operating expenses in the Company's corporate offices.

Store rent and related expenses were 11.7% of net sales in the third quarter of fiscal 2002 compared with 11.3% of net sales in the third quarter of fiscal 2001. Store rent and related expenses for the nine-month period ended November 2, 2002 were 10.1% compared with 9.8% for the same period in 2001. These increases in store rent as a percentage of net sales in both periods were due to year-over-year increases in average store rent. Store rent and related expenses per average store for the three-month and nine-month periods ended November 2, 2002 increased 5.6% and 3.5%, respectively, compared with the corresponding periods last year. These increases in average store rent and related expenses in both periods presented were primarily due to the Company's continuing store expansion strategy of opening larger stores with higher rents while closing older stores with lower average rent costs.

Depreciation and amortization expense increased to 2.2% of net sales in the third quarter of fiscal 2002 compared with 2.1% in the same period last year. Depreciation and amortization expense increased to 2.0% of net sales in the first nine months of fiscal 2002 compared with 1.9% in the same time period last year. Depreciation and amortization expense increased as a percentage of net sales in both periods due to opening larger stores which carry a higher average capital investment than the Company's older, smaller stores and investing in information technology during fiscal 2001 and the first nine months of fiscal 2002.

Interest expense was 1.1% of net sales in the third quarters of both fiscal 2002 and fiscal 2001. Interest expense was 1.0% of net sales in the first nine months of both fiscal 2002 and fiscal 2001. Year-over-year interest expense increased in dollars in both periods due to higher average borrowings in fiscal 2002, offset partially by lower average interest rates.

The Company's income tax provision of 3.6% of pre-tax loss in the first nine months of fiscal 2002 and 13.8% of pre-tax loss in the first nine months of fiscal 2001 reflect increases in the Company's valuation allowance against its deferred income tax assets. At November 2, 2002 the Company's gross deferred income tax assets of $16.0 million were reduced by a valuation allowance of $12.9 million. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided for a substantial portion of the net deferred income tax assets. A valuation allowance has not been recorded on the remaining net deferred income tax assets based, in large part, upon a tax planning strategy that would, based on historical results, result in the realization of such remaining deferred income tax assets, if implemented. Management will continue to assess the adequacy of or the need for the valuation allowance based upon future operations.

Business Strategy and Outlook

During the remainder of fiscal 2002 and in fiscal 2003, the Company plans to focus its store development efforts and business strategy on its self-described Tri-Box store concept which consists of stores ranging from approximately 9,000 to 11,000 square feet offering the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts along with substantially the same junior/misses apparel and accessories found in the Company's "BestPrice! Fashions" stores. To date, the Company has opened five new Tri-Box stores and has converted three existing stores to the Tri-Box concept. Sales volumes in each of these stores have exceeded the Company's standard "BestPrice! Fashions" store. In fact, based on results to date, management projects that these stores, on average, will generate substantially more annual sales volume and significantly more net store contribution than the Company's average non-Tri-Box store. Management expects to realize improved leverage of its fixed overhead and operations as the Company focuses its store development on these Tri-Box stores. There is no guarantee, however, that the initial success of the Tri-Box stores will continue. There are other factors, many of which are beyond the Company's control, that could affect the Company's sales and operating results. See "Certain Considerations," herein.

As a part of the Company's focus on the Tri-Box concept, the Company may, over a period of time, close or sell certain under-performing and/or smaller square-footage stores that do not strategically fit with the Company's Tri-Box focus. Management believes that this strategy of opening new Tri-Box stores, while at the same time closing or selling under-performing and/or smaller square-footage stores, will contribute to improved cash flow, results of operations and financial condition of the Company during the remainder of fiscal 2002 and fiscal 2003. However, there are a number of risks and uncertainties related to this strategy. See "Certain Considerations," herein.

The Company also plans to continue to focus its efforts on increasing comparable store sales by, among other things, focusing on its higher-margin core apparel merchandise categories of women's and children's apparel and women's accessories. In addition, the Company will focus its efforts on maintaining its tight expense controls. Given the continuing economic uncertainty and lower demand for apparel, management intends to maintain conservative inventory levels.

The Company's sales and operating results are seasonal. See "Certain Considerations," herein. Historically, sales and operating results have been higher in the first quarter (February - April) and second quarter (May - July) and lower in the third quarter (August - October) and fourth quarter (November - January).

Liquidity and Capital Resources

Historically, the Company's primary needs for liquidity and capital have been to fund its store development which has included reconfiguring certain existing stores and opening new stores and the related growth in merchandise inventories. The Company historically has relied upon cash provided by operations and borrowed funds from its revolving credit agreement to meet its liquidity needs. During the two most recent fiscal years, the Company has primarily relied upon its credit facilities to offset cash used in operations and to expand, relocate and open new stores. Because of its relatively fixed cost structure and existing levels of debt, management considers its primary risk to liquidity to be its ability to generate adequate levels of net sales and gross margin while effectively controlling operating expenses. When net sales and gross margin levels have not met plan in the past, the Company has drawn funds under its credit facilities and/or negotiated with its lenders to provide additional availability to meet its liquidity needs. Based upon current projections, and subject to the risks and uncertainties outlined below (see "Certain Considerations," herein), these credit facilities, together with cash provided by operations, are expected to be sufficient to meet the Company's liquidity and capital needs during fiscal 2003. In the future, the Company may consider the sale of certain smaller non-strategic stores to support the development of its Tri-Box strategy and to generate additional liquidity. Also, the Company may seek to renew or replace the term loan portion of its revolving credit agreement which matures in July 2003. However, there is no assurance that the Company's credit facilities, proceeds from potential sales of non-strategic assets and/or the potential renewal or replacement of the term loan will provide the liquidity necessary to support the development of its Tri-Box strategy and to meet its operating needs. See "Certain Considerations," herein.

In the first nine months of fiscal 2002, net cash provided by operations and borrowings on the Company's revolving credit agreement were primarily used to fund capital expenditures, including the opening of seven new stores and the relocation or expansion of seventeen stores. In the first nine months of fiscal 2001, short-term borrowings were used to supplement the lower than expected operating results and cash flows for the same period.

The dollar amount of merchandise in the Company's stores at November 2, 2002 decreased compared with November 3, 2001. Total merchandise inventories at the end of the third quarter of fiscal 2002 decreased 8.6% compared with the end of the third quarter of fiscal 2002, due primarily to a one-week delay year-over-year in increasing inventory levels to meet the demand of the 2002 Thanksgiving Day holiday weekend which occurred one week later than in 2001. Total merchandise inventories at the end of the third quarter of fiscal 2002 were 4.5% lower on an average store basis than at February 2, 2002. The level and source of inventories are subject to fluctuations because of the Company's seasonal operations and business conditions prevailing at the time.

The level of outstanding documentary letters of credit decreased to $4.1 million as of November 2, 2002 compared with $7.8 million as of November 3, 2001. The Company currently expects to continue to pursue purchases of merchandise from primarily domestic sources, but will purchase merchandise from foreign sources when it is deemed to be in the best interests of the Company. Accounts payable increased at the end of the third quarter of fiscal 2002 compared with both the end of the third quarter of fiscal 2001 and February 2, 2002 due to improved vendor financing. Total amounts outstanding under the credit facilities (including the term loan portion of the revolving credit agreement) increased at the end of the third quarter of fiscal 2002 compared with both the end of the third quarter of fiscal 2001 and February 2, 2002 due to the Company's lower than expected operating performance in fiscal 2002. The level of accounts payable and amounts outstanding under the credit facilities are subject to fluctuations based on changes in the Company's inventory levels and rate of capital expenditures.

The Company's credit facilities consist of a revolving credit agreement and term loan to meet short-term liquidity needs, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. The Company's revolving credit agreement expires in July 2005 and is classified in current liabilities in the accompanying balance sheet. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at November 2, 2002. Please refer to Note C to the unaudited condensed consolidated financial statements for a more detailed description of the Company's credit facilities.

The Company's credit facilities require that these financial covenants be measured on a monthly basis. Management believes that the Company will be in compliance with all financial covenants required by each credit facility during the period of each respective agreement based upon achieving its currently forecasted operating results. However, achievement of these currently forecasted operating results is dependent upon the Company meeting certain targets of net sales, gross margin and operating expenses and, as a result, is not certain. If the Company does not achieve its currently forecasted operating results, it is possible that the adjusted minimum net worth covenants of the revolving credit agreement and/or separate letter of credit facility may not be met during fiscal 2003. The Company successfully obtained an amendment to its adjusted net worth covenants under the revolving credit agreement and letter of credit facility in September 2002 and November 2002, respectively and if necessary, would seek additional amendments to this covenant. However, there is no guarantee that the Company would be able to obtain additional amendments if it is not in compliance with these covenants.

On August 2, 2000, the Board of Directors authorized the Company to repurchase up to 285,715 shares of its outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represented approximately 9.5% of the outstanding common stock of the Company as of August 2, 2000. As of November 2, 2002, the Company had repurchased 67,400 shares of its outstanding common stock for an aggregate purchase price of $392,000 (average of $5.82 per share). During the first nine months of fiscal 2002, the Company awarded 60,250 of these 67,400 shares to certain of its employees.

In fiscal 2002, the Company plans to spend approximately $3.8 million on capital expenditures, most of which will be used to open approximately seven new stores, to remodel, re-fixture, expand and relocate existing stores, and invest in information technology. The Company spent approximately $3.6 million on capital expenditures, including purchases of non-current assets, during the nine-month period ended November 2, 2002. The Company's liquidity requirements in the foreseeable future are expected to be met principally through the use of its credit facilities and through cash provided by operations. If deemed by management to be in the best interest of the Company, additional long-term debt, equity, capital leases, or other permanent financing may be considered. However, there is no assurance that such financing will be available on acceptable terms.

Certain Considerations

         Terrorism and the uncertainty of war may affect the Company's business.

The possibility of terrorist attacks, such as the attacks that occurred in New York and near Washington, D.C. on September 11, 2001, and potential war with Iraq (which the Company views as an increasing risk) have affected and may continue to affect the markets in which the Company operates and the Company's operations. The consequences of war with Iraq are unpredictable, and management is unable to determine the effects such events could have on the Company's markets or its business. Much of the Company's merchandise is imported (either directly by the Company or indirectly through its domestic vendors) and, although any potential impact cannot be quantified, an armed conflict could affect the supply of imported merchandise. The Company experienced a significant decline in sales during the Gulf War with Iraq in 1991. Immediately following the September 11 attacks, the Company experienced sluggish demand for apparel in its stores located along the border with Mexico and in areas whose local economies are heavily dependent upon tourism. The potential near-term and long-term effects that any future terrorist attacks may have for the Company's customers, the markets for its products and the United States economy are uncertain.

         The Company faces significant competition.

The Company operates in the highly competitive discount retail merchandise business. The Company competes with large discount retail chains such as Wal-Mart, Kmart and Target and with off-price chains such as TJ Maxx, AJ Wright, Ross Stores, Factory-2-U Stores and Marshall's, most of which have substantially greater capital and other resources than the Company's. The Company also competes with independent and small chain retailers which serve the same low- and middle-income market. In the future, new companies may also enter the deep-discount retail industry. Although management believes that the Company is well-positioned to compete in its markets, there is no guarantee that the Company will be able to compete successfully against its current and future competitors.

As a result of competition, the Company is subject to the risk of reduced profitability resulting from lower net sales and reduced margins. Management expects that competition will continue and increase in the future. To counteract such competitive pressures, the Company has started new merchandise strategies including concentrating on its core apparel and accessories categories, better execution of its core businesses, and broader methods of marketing its business; all designed to improve gross margin, customer frequency and attract new customers. However, management can not guarantee that these merchandising and marketing strategies and other actions taken will improve results or be adequate to minimize the Company's exposure to any negative impacts due to competition.

         The Company's improvement in operating results depends on improvement in net sales and gross margin.

The Company's improvement in operating results depends largely on its ability to improve net sales and gross margin. To that end, in the future, the Company will seek to focus its resources on its core merchandise categories of women's and children's apparel and women's accessories. Within these core merchandise categories, management believes that plus-size women's apparel, children's apparel and women's accessories offer the most potential to increase net sales and gross margin. To achieve this, the Company has increased the square footage devoted to these categories in many of its stores. The Company will seek to improve its gross margin in existing stores by continuing to focus its resources on higher margin, faster-turning apparel categories and by increasing, as proportions of its total merchandise offerings, accessories and its own brands of merchandise.

         The Company's Tri-Box store development efforts may not result in the improved operating results as expected by management.

The Company's improvement in operating results also depends on its ability to improve net sales and gross margin through its Tri-Box store strategy. The Company's Tri-Box store development strategy depends on many factors, including its ability to identify suitable markets and sites for Tri-Box stores, negotiate leases with acceptable terms, appropriately upgrade its financial and management information systems and controls, and manage its operating expenses. In addition, the Company must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond the Company's control. As a result, the Company may not be able to achieve its future store development goals. Any failure by the Company to achieve its Tri-Box store development goals on a timely basis, continue to enjoy acceptance in its current markets, attract and retain management and other qualified personnel, appropriately upgrade its financial and management information systems, or control or manage operating expenses could adversely affect its future operating results and its ability to execute its Tri-Box store development strategy.

There is no guarantee that the Company's Tri-Box store development strategy will improve the Company's results of operations as expected by management or that the trend of increased sales in Tri-Box stores compared to the Company's traditional stores will continue. A variety of factors are critical to the success of the Company's Tri-Box stores and such factors include but are not limited to store sales, store location, store size, lease terms, initial advertising effectiveness and brand recognition. Management cannot assure that such large stores will achieve the sales per selling square foot and store contributions achieved in the Company's current Tri-Box stores.

         Planned changes to and disruptions in distribution of merchandise could impact the Company's business.

The Company's success depends upon whether its receiving and shipping schedules for merchandise are well organized and managed. The Company anticipates an increased level of purchases of pre-ticketed and pre-packaged merchandise from vendors, which it believes will reduce the handling costs associated with distributing merchandise to its stores. However, there is no guarantee that these plans will provide the Company with the efficiencies anticipated.

In addition, the Company may face unexpected demands on its distribution operations that could cause delays in delivery of merchandise from its distribution center to its stores. A fire, earthquake or other disaster at the Company's distribution center could harm its business, financial condition and results of operations. The Company maintains commercial property, business interruption, earthquake and flood insurance to minimize the potential financial impact of these risks.

         Relationships with the Company's vendors and the availability of in-season merchandise affect its business.

The Company's success depends in large part on its ability to locate and purchase first quality merchandise at attractive prices on acceptable terms. Management cannot be certain that such merchandise will continue to be available in the future on acceptable terms. Further, the Company may not be able to find and purchase such first quality merchandise in quantities necessary to accommodate its planned growth. Although management believes that the Company's relationships with its vendors are good, the Company does not have long-term agreements with any vendor. As a result, the Company must continuously seek out buying opportunities from its existing suppliers and from new sources. The Company competes for these opportunities with other retailers, discount and deep-discount chains and mass merchandisers. Although the Company does not depend on any single vendor or group of vendors, and believes it can successfully compete in seeking out new vendors, a disruption in the availability of merchandise at attractive prices and acceptable terms could impair its business.

         The Company's business is subject to seasonality.

The Company has historically realized its highest levels of sales and income during the first and second quarters of its fiscal year (the quarters ending in April and July) because of heavy sales associated with the Easter and Mother's Day holidays. Any adverse events during the first and second quarter could therefore affect the Company's financial performance. Historically, the Company has realized a significant portion of its net sales and net income during these two quarters. In anticipation of the Easter and Mother's Day holidays, the Company may purchase substantial amounts of seasonal merchandise. If for any reason, the Company's net sales during these seasons were below seasonal norms or its expectations, a seasonal merchandise inventory imbalance could result. If such an imbalance occurred, markdowns might be required to clear excess inventory. The Company's profitability and operating results could be adversely affected by higher than expected markdowns.

         The shortened holiday buying season in 2002 may adversely affect the Company's sales.

The 2002 holiday buying season consists of six fewer shopping days as compared with 2001 due to a shift in the Thanksgiving Day holiday. This calendar shift may have an adverse effect on the Company's sales for its fourth fiscal quarter and for fiscal 2002. The Company experienced strong sales over the weekend following Thanksgiving and reported comparable store sales results even with the prior year for the month of November. However, due to a decreased level of traffic in the Company's stores, sales during the first two weeks of December have been well below expectations. The Company anticipates that the late Christmas sales surge experienced in recent years could result in sales rebounding to expected levels for the month of December. However, there is no guarantee that such historical surge in late December sales will occur or, if it does, that it will be sufficient to fully offset the sales decline experienced since Thanksgiving weekend.

         The Company's capital requirements may impact its operating results.

Historically, the Company's capital needs have been to maintain and expand its stores and inventories. In the future, the Company may require additional capital in order to successfully implement its Tri-Box store strategy. If the Company is unable to generate sufficient cash flow from its results of operations, enter into acceptable debt financing arrangements, sell additional equity and/or generate sufficient cash flow from the potential sale of non-strategic assets, it may be forced to limit the number of the Tri-Box stores that it can open, which could adversely affect the Company's financial condition, and the financial success of this strategy.

         The Company may need additional financing to meet its future capital requirements.

The Company's financial resources are limited and the amount of funding that the Company will require in the future is uncertain. The Company's term loan under its revolving credit agreement is due in July 2003. If the Company's results of operations and/or proceeds from the potential sale of non-strategic assets fall short of management's expectations, the Company may seek to renew or replace such term loan. However, there is no guarantee that the Company will be able to renew or replace such term loan on acceptable terms, if at all. This could adversely affect the Company's ability to fund its Tri-Box store development strategy, take advantage of opportunities, or respond to competitive pressures.

         The Company's business is vulnerable to economic factors beyond its control.

The Company's ability to provide quality merchandise at everyday low prices could be hindered by certain economic factors beyond its control including, but not limited to:

o increases in inflation;
o increases in operating costs;
o increases in employee health care and workers' compensation costs;
o increases in prevailing wage levels;
o increases in the minimum wage rate both at the Federal and state levels; and
o decreases in consumer confidence levels.

         The market price of the Company's common stock has experienced substantial fluctuation.

The market price of the Company's common stock has fluctuated substantially over the last several years. Trading prices for its common stock could continue to fluctuate significantly due to many factors, including:

o the depth of the market for the Company's common stock;
o changes in expectations of the Company's future financial performance, including financial estimates by securities analysts and investors;
o variations in the Company's operating results;
o conditions or trends in the Company's industry;
o additions or departures of key personnel; and
o future sales of the Company's common stock.

         The Company's common stock may not continue to be listed on The NASDAQ National Market.

On July 24, 2002, the Company received notification from NASDAQ that the Company was not in compliance with the NASDAQ National Market rule requiring a minimum value of $5 million for the Company's publicly held shares over the previous thirty consecutive trading days. The Company was automatically granted a 90-day grace period in which to regain compliance with the rule. On October 25, 2002, the Company received notification from NASDAQ that its common stock will be de-listed from the NASDAQ National Market because the minimum value of publicly held shares of the Company's common stock did not reach the required minimum of $5 million during any ten-day period during the grace period. In response, the Company has submitted materials to the NASDAQ Listing Qualifications Panel to determine whether the Company's common stock qualifies for continued listing on the NASDAQ National Market. The Company currently meets all other NASDAQ National Market listing requirements.

In the event that the NASDAQ Listing Qualifications Panel determines that the Company's stock does not qualify for continued listing on the National Market system, the Company intends to apply to have its common stock listed on the NASDAQ SmallCap Market. The Company's stock currently meets all of the qualifications for the NASDAQ SmallCap Market where shareholders have electronic access to current trading information, including last trade, bid and ask quotations and trading volume.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit agreement would have increased pre-tax loss for the nine months ended November 2, 2002 and November 3, 2001 by approximately $235,000 and $203,000, respectively.

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

In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after December 15, 2002. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller's statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after December 15, 2002. The Company is in the process of reviewing the effect, if any, that the application of EITF 02-16 will have on its balance sheet, results of operations and cash flows.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

See required information contained within Item 2 of this Form 10-Q.

Item 4.           Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluations within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information which it is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.


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

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders
                           None

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

                      10(a) Amendment Number Twelve to the Continuing Commercial Credit Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated September 25, 2002.

                      10(b) Amendment Number One to the Amended and Restated Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated November 1, 2002.

                      10(c) Directors Deminimis Stock Incentive Plan dated October 11, 2002.

                      10(d) Management Deminimis Stock Incentive Plan dated October 11, 2002.

15        Acknowledgement of Deloitte & Touche LLP, independent accountants.

                  (b) Reports on Form 8-K

                  On September 26, 2002, the Company filed Form 8-K to report the amendment of its revolving credit agreement with Congress Financial (Southern), an affiliate of Wachovia Corporation.
--------------------------------------------------------------------------------

SIGNATURES:       Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)




Date:  December 17, 2002    /s/ Leonard M. Snyder
                            ----------------------------------------------------
                            Leonard M. Snyder
                            Chairman of the Board of Directors and Chief
                            Executive Officer (principal executive officer)




Date:  December 17, 2002    /s/ H. Dane Reynolds
                            ----------------------------------------------------
                            H. Dane Reynolds
                            Senior Vice President and Chief Financial Officer
                            (principal financial officer and principal
                            accounting officer)































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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 17, 2002


/s/ Leonard M. Snyder
Leonard M. Snyder
Chief Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 17, 2002


/s/ H. Dane Reynolds
H. Dane Reynolds
Chief Financial Officer