Form 10-K
period 2003-02-01
ONE PRICE CLOTHING STORES INC
filed 2003-05-23
CIK 812446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|x| Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended February 1, 2003.
                                       OR
| | Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934 (No Fee   Required)
    For the transition period from

    Commission file number 0-15385

                         ONE PRICE CLOTHING STORES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  57-0779028
--------------------------------------   ---------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
         of organization)

         1875 East Main Street
      Highway 290, Commerce Park
        Duncan, South Carolina                            29334
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code:  (864) 433-8888

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
Yes   x       No
    -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

Yes       No   x
    -----    -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's second quarter of fiscal 2002, August 2, 2002: Common Stock, $0.01 Par Value - $2,430,126.

The number of shares outstanding of the issuer's classes of common stock as of May 19, 2003: Common Stock, $0.01 Par Value - 3,006,019 shares.

DOCUMENTS INCORPORATED BY REFERENCE - None

PART I

ITEM 1.     BUSINESS

General

One Price Clothing Stores, Inc. (the "Registrant" or the "Company") operates a chain of off-price specialty retail stores offering a wide variety of first-quality, fashionable, in-season apparel and accessories for women and children. The Company purchases merchandise at heavily discounted prices in large quantities from a broad mix of manufacturers, importers and other suppliers. The Company is able to acquire such merchandise at heavily discounted prices because of imbalances between supply and demand, vendor needs for liquidity and favorable prices from sources outside the United States of America. The Company is able to take advantage of these circumstances because of its willingness to purchase large quantities and to buy goods later in the season than many other retailers. This purchasing strategy allows the Company to obtain favorable prices and react to seasonal fashion preferences and weather conditions affecting consumer spending. It is the Company's policy to offer only first-quality apparel; the Company does not purchase "seconds" or irregular merchandise from its suppliers.

Fiscal Year

The Company's fiscal year ends on the Saturday nearest January 31. The Company's fiscal calendar is comparable with other apparel retail companies. The periods ended February 1, 2003 ("fiscal 2002") and February 2, 2002 ("fiscal 2001") and the period ending January 31, 2003 ("fiscal 2003") consist of 52 weeks. The period ended February 3, 2001 ("fiscal 2000") consists of 53 weeks. The Company's income tax year, however, ends on the Saturday nearest December 31.

Company History and Organization

The Company opened its first store in August 1984. On February 9, 1994, a wholly-owned subsidiary of the Company, One Price Clothing of Puerto Rico, Inc., was incorporated in Puerto Rico. It commenced operations on May 28, 1994. On January 31, 1997, a wholly-owned subsidiary of the Company, One Price Clothing - U.S. Virgin Islands, Inc. was incorporated in the U.S. Virgin Islands. It commenced operations on March 20, 1997. On June 11, 1997, a wholly-owned subsidiary, One Price Realty, Inc., was incorporated in South Carolina to own the Company's corporate offices and distribution center facilities in Duncan, South Carolina. As used herein, unless the context otherwise indicates, the "Company" refers to (i) One Price Clothing Stores, Inc., a Delaware corporation,
(ii) the  immediate  predecessor  of One Price  Clothing  Stores,  Inc., a South
Carolina corporation of the same name, (iii) the South Carolina corporation's predecessor, a North Carolina corporation organized in 1984 under the name J. K. Apparel, Inc., (iv) One Price Clothing of Puerto Rico, Inc., (v) One Price Clothing - U.S. Virgin Islands, Inc., and (vi) One Price Realty, Inc.

Recent Operating Results

The Company has incurred operating losses for the past three fiscal years and had a deficiency in working capital as of February 1, 2003. These factors, as well as the uncertain retail environment in which the Company operates, have raised substantial doubt about the Company's ability to continue as a going concern. The Company has developed a plan to address these issues, which is detailed in the "Outlook and Business Strategy" section in Item 7 herein.

Industry Segments

The Company operates in only one industry segment. All of the Company's assets and significant revenues and pre-tax operating results relate to retail sales of apparel and accessories to the general public through Company-operated stores. Other than operations in Puerto Rico and the U.S. Virgin Islands, the Company had no operations outside the continental United States at February 1, 2003 and no export sales. Reference is hereby made to the consolidated financial statements included in Item 8 of this report for information about the Company's assets, net sales and operating results.

Description of Operations

The Company operates a chain of off-price specialty retail stores offering a wide variety of first-quality, fashionable, in-season apparel and accessories for women and children. The Company currently offers most of its apparel at prices ranging between $7 and $15 and offers certain additional categories and styles priced higher than $15 when the Company believes that such merchandise is clearly desired by the Company's customers. Such higher priced merchandise -- including denim, coordinated sets and heavier jackets - is offered within the $16 to $25 price range. In addition, the Company currently offers men's apparel in approximately 76 stores.

The Company registered the trademark "One Price" with the United States Patent and Trademark Office in June 1990 for a ten-year period with the option to renew prior to expiration. The Company renewed this trademark in 2000. This trademark was accorded incontestable status by the United States Patent and Trademark Office. The Company registered the trademark "OPC Fashions" with the United States Patent and Trademark Office in January 1999 for a ten-year period with the option to renew prior to expiration. The Company considers the "One Price" and "OPC Fashions" trademarks to be valuable and significant to the conduct of its business. The Company has also registered the trademarks, "Ropa de Ninos a un Precio" and "OPC" in the United States. The Company has also applied for registration of the "BestPrice!" and "BestPrice! Fashions" trademarks. The "BestPrice! Fashions" registration has been approved for publication.

The One Price Store. The Company's typical store has approximately 3,700 square feet, of which approximately 2,900 square feet is devoted to selling space. The Company's current strategy is to open stores generally between 7,000 and 11,000 square feet which offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store." The Company calls these larger stores, "tri-box" stores and the Company expects to continue to increase the proportion of tri-box stores to its total stores. All of the Company's stores are located in leased facilities with access to adequate parking and/or public transportation. At February 1, 2003, approximately 83% of the Company's stores were located in strip shopping centers and the remaining stores were located in central business districts or malls. The Company does not franchise its stores.

The Company's stores are typically located in communities with populations of at least 40,000 people, as well as in large metropolitan areas. Most of the Company's stores are open seven days a week and typical hours of operation are from 10:00 a.m. until 7:00 p.m. or 9:00 p.m., Monday through Saturday, with shorter hours on Sunday. While a typical store employs a full-time manager, one or two full-time assistant managers and up to ten additional part-time sales associates, this configuration can vary widely depending on store size, location, sales volume and time of year, among other factors.

The Company's stores are designed for customer convenience and for attractive presentation of merchandise. All apparel is displayed on hangers and is organized by classification, style and color, with in-store signage and graphics that promote a pleasant shopping environment and customer convenience.

The Company's store operations department is headed by a Senior Vice President of Store Operations who is assisted by regional and district sales managers. Each of the six regional sales managers is responsible for approximately eight districts. Each district sales manager is responsible for an average of approximately 13 stores. The policy of the Company is for its district sales managers to visit each store in his or her district on a regular basis to provide assistance in promoting sales, training, store layout and merchandise presentation, and to monitor adherence to the Company's key operational and management policies.

Store Locations and Expansion. At February 1, 2003, the Company operated 597 stores in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company opened seven stores, relocated or expanded 17 stores and closed 33 under-performing stores in fiscal 2002. The Company anticipates that it will open approximately one new tri-box store in fiscal 2003 and relocate or expand 12 stores, eight of which will be tri-box stores.

Purchasing. The Company's practice is to offer value to its customers by selling desirable, first-quality apparel and accessories at considerably lower prices than generally would be available from department stores and other specialty retailers. The Company purchases its merchandise at heavily discounted prices and on favorable terms from manufacturers, importers and other vendors.

The Company typically is able to purchase merchandise from vendors at substantially discounted prices primarily due to manufacturers' need to utilize excess capacity or import quota or need for liquidity and, to a lesser degree, to the following circumstances: over-production by manufacturers, cancellation of orders by conventional retail stores, and the inability of a manufacturer or importer to dispose of merchandise through regular channels. The Company's ability and willingness to purchase in large quantities and its reputation for reliability in the industry provide the Company with purchasing advantages. The Company generally purchases merchandise closer to and during each selling season, which is later than department stores and other specialty retailers. This purchasing strategy permits the Company to react to fashion trends and opportunistic developments during a selling season.

Although there can be no assurance that the Company will be able to continue to acquire sufficient quantities of first-quality merchandise at such low prices and on favorable terms, the Company continues to add new vendors and believes that adequate sources of first-quality merchandise are available at appropriate price levels. The Company does not maintain long-term or exclusive purchase commitments or arrangements with any vendor.

During fiscal 2002, the Company purchased merchandise from approximately 377 vendors, including manufacturers, importers and other vendors. No vendor accounted for more than 10% of the Company's total purchases for the fiscal year. The number of vendors in any particular fiscal year fluctuates due to the Company's opportunistic buying strategy.


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

Merchandising. The Company's merchandising strategy emphasizes fashionable, in-season apparel and accessories for juniors, misses, plus-sized women and children. The Company also currently offers men's apparel in approximately 76 stores. The Company's target customers are value- and fashion-conscious women, primarily in lower- and middle-income brackets. The Company offers only first-quality merchandise and emphasizes the value of its merchandise compared with similar merchandise sold elsewhere at higher prices. Women's apparel sold by the Company includes fashionable sportswear such as knit tops, blouses, shirts, pants, shorts, skirts, dresses, sweaters and blazers as well as fashionable career-oriented related separates and an array of intimate apparel. During early fiscal 2001, management decided to eliminate or de-emphasize several categories of merchandise including gifts and home furnishings, children's accessories, uniforms and men's apparel. The proportions of categories of merchandise the Company has sold, as a percentage of net sales, are as follows (individual percentages may not add to 100 due to rounding individual categories of merchandise):

                                                                   FISCAL YEAR ENDED
                                            -------------------------------------------------------------
                                            February 1, 2003      February 2, 2002       February 3, 2001
                                            ----------------      ----------------       ----------------
PERCENTAGE OF NET SALES:
Junior and misses women's apparel                 54%                   56%                    56%
Plus-size women's apparel                         24%                   23%                    22%
Children's apparel                                10%                   10%                     8%
Women's accessories                               10%                    9%                     9%
Children's accessories and uniforms               --%                   --%                     1%
Men's apparel                                      1%                    2%                     3%
Gifts and home furnishings                         1%                    1%                     2%
                                                 ----                  ----                   ----
                                                 100%                  100%                   100%
                                                 ----                  ----                   ----

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

Seasonality

The Company has historically produced higher sales and operating results in the first quarter (February - April) and second quarter (May - July) compared with the third quarter (August - October) and fourth quarter (November - January). Management is unable to predict if this trend will continue in the future. However, management's strategy of emphasizing its core women's and children's apparel and women's accessories categories and its promotional and advertising strategies are designed to increase sales volume in the third and fourth quarters.

Working Capital Requirements

The Company has a $40,000,000 revolving credit agreement (including a $25,000,000 letter of credit sub-facility) and $3,150,000 term loan with its primary lender. The $40,000,000 revolving credit agreement expires in July 2005 and the $3,150,000 term loan expires in July 2004. Maximum borrowings under the revolving credit agreement are based on a borrowing base formula determined with respect to eligible inventory as defined in such agreement. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan). The Company's twenty-year mortgage agreement with a commercial bank at the original amount of $8,125,000 is secured by the land, buildings, fixtures and improvements located at the Company's Duncan, South Carolina corporate offices and distribution center. The Company also has an agreement, as amended, with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 2003 or termination of the Company's revolving credit facility with its primary lender. These lending agreements contain certain covenants and terms described in Items 7 and 8 of this report.

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

Competition

The retail apparel industry is highly competitive. In order to compete effectively, the Company depends upon its ability to purchase merchandise at substantial discounts. The Company competes with department stores, specialty stores, discount stores, and other off-price retailers, many of which are owned by large national or regional chains with substantially greater resources than the Company. Other retailers with substantially greater financial resources than the Company may adopt a purchasing and marketing concept similar to that of the Company. Management believes that the primary competitive factors in the retail apparel industry are price, quality, fashion content, variety of merchandise, site selection and cost of operation. The Company believes that it is well-positioned to compete in its markets.

Environmental Factors

The Company is not aware of any Federal, state or local environmental regulations that will materially affect its operations or competitive position or require material capital expenditures.

Employees

At February 1, 2003, the Company had approximately 3,900 employees, of which approximately 48% were full-time employees. The Company, like other retailers, experiences a high turnover rate of full-time and part-time store employees, but has not experienced excessive difficulty in hiring qualified personnel. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is good.


ITEM 2.     PROPERTIES

The Company leases all of its store locations. At February 1, 2003, the Company had 597 stores operating in 30 states, the District of Columbia, Puerto Rico and the U. S. Virgin Islands. The Company leases its stores under operating leases generally with initial terms of five years and with one to two renewal option periods of five years each. Leases typically contain kickout provisions based on an individual store's annual sales volume and/or the shopping center's occupancy. The leases generally provide for increased rents resulting from increases in lessor operating costs and property taxes. Certain of the leases provide contingent or percentage rentals based upon sales volume, and other stores are leased on a month-to-month basis. To date, the Company has not experienced difficulty in obtaining leases for suitable locations for its stores on satisfactory terms. Approximately 105 existing store leases expire, or have initial lease terms containing lessee renewal options that may be exercised, during fiscal 2003. Management believes that the Company will be successful in renewing the locations it desires, and in a manner that will not result in significant increases in lease expense during fiscal 2003.

The following is a list of store locations as of February 1, 2003:
                                                                       NUMBER OF
    STATE                                                                 STORES
    -----                                                             ----------
    Alabama..............................................................     12
    Arizona..............................................................     10
    Arkansas.............................................................      5
    California...........................................................     57
    Connecticut .........................................................      4
    Florida..............................................................     63
    Georgia..............................................................     36
    Illinois.............................................................     28
    Indiana..............................................................     11
    Kansas...............................................................      3
    Kentucky.............................................................      1
    Louisiana............................................................     14
    Maryland.............................................................     16
    Massachusetts........................................................      7
    Michigan.............................................................     15
    Mississippi..........................................................      9
    Missouri.............................................................     11
    Nevada...............................................................      2
    North Carolina.......................................................     26
    New Jersey...........................................................      8
    New Mexico...........................................................      5
    New York.............................................................     11
    Ohio.................................................................     10
    Oklahoma.............................................................      6
    Pennsylvania.........................................................     18
    Puerto Rico..........................................................     40
    South Carolina.......................................................     29
    Tennessee............................................................     16
    Texas................................................................     94
    U.S. Virgin Islands..................................................      2
    Virginia.............................................................     20
    Washington, DC.......................................................      4
    Wisconsin............................................................      4
                                                                           -----
    TOTAL STORES.........................................................    597
                                                                           =====

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


ITEM 3.            LEGAL PROCEEDINGS

From time to time, the Company is a party to legal actions involving claims arising in the normal course of its business. The Company believes that any such actions currently capable of assessment and presently pending, even if decided adversely, would not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

The Company's common stock is traded under the symbol ONPR in the SmallCap Market System of NASDAQ. As of May 10, 2003, there were approximately 400 shareholders of record.

On October 25, 2002, the Company received notification from NASDAQ that its common stock would be de-listed from the NASDAQ National Market because the value of publicly-held shares of the Company's common stock did not meet the required minimum of $5 million. The Company subsequently applied to have its common stock listed on the NASDAQ SmallCap Market. As of January 15, 2003, the Company's listing for its outstanding common shares transferred from the NASDAQ National Market System to the NASDAQ SmallCap Market.

On January 22, 2003, the Company received notification from NASDAQ that its common stock did not meet the $1.00 minimum bid price required by the NASDAQ SmallCap Market. As a result, the Company has a 180-day grace period through July 21, 2003 in which to come into compliance with the minimum bid price requirement for at least ten consecutive trading days or its common stock will be de-listed.

On April 14, 2003, the Company received notification from NASDAQ that its common stock did not meet the $1,000,000 minimum market value of publicly-held shares required by the NASDAQ SmallCap Market. As a result, the Company has a three-month grace period through July 14, 2003 in which to come into compliance with the minimum market value of publicly-held shares requirement for at least ten consecutive trading days or its common stock will be de-listed.

Although the Company's common stock currently meets all other qualifications for the NASDAQ SmallCap Market, the Company is considering whether to discontinue its NASDAQ SmallCap Market listing and to apply to list its common stock on the OTC Bulletin Board.

Since its inception, the Company has never paid cash dividends. The Company's credit agreement contains covenants which, among other things, prohibit the Company from paying dividends. Currently, the board of directors intends to continue its policy of retaining earnings for operations, debt repayment and expansion of the business.

The quarterly high and low sales prices of the Company's common stock as quoted by NASDAQ are shown below.

                                       Fiscal Year Ended                  Fiscal Year Ended
                                        February 1, 2003                   February 2, 2002
                                 ------------------------------   ------------------------------
                                        High              Low            High              Low
  First Quarter                  $     3.110       $    1.750     $     3.500       $    2.406
  Second Quarter                       2.510            1.000           3.325            1.925
  Third Quarter                        1.650            0.720           4.600            0.950
  Fourth Quarter                       1.090            0.350           4.400            1.500




ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company for each of the five fiscal years ended January 30, 1999 through February 1, 2003. The selected consolidated financial data as of February 1, 2003 and February 2, 2002 and for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, are extracted from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included under Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K. Selected consolidated financial data as of and for all other periods were derived from audited consolidated financial statements not contained within this Form 10-K.

                                                                             Fiscal Year Ended
                                                      -----------------------------------------------------------------
                                                      February 1,  February 2,  February 3,  January 29,   January 30,
                                                         2003         2002         2001          2000         1999
                                                      ------------ ------------ ------------ ------------- ------------

 Dollars in thousands except per share amounts

  1     Net sales                                $        331,771      340,430      355,624       336,847      328,059
  2     Restructuring charge (credit)            $             --           --        1,017            --         (385)
  3     (Loss) income before income taxes        $        (12,614)     (15,372)      (9,130)        7,809        5,497
  4     Net (loss) income                        $        (15,294)     (19,712)      (5,366)        7,074        4,383
  5     Diluted net (loss) income per common
          share                                  $          (5.10)       (6.70)       (1.80)         2.34         1.46
  6     Weighted average number of common
          shares (000) -  diluted                #          3,001        2,943        2,976         3,023        2,998
  7     Number of common shares outstanding at
          period-end (000)                       #          3,006        2,944        2,941         2,997        2,983
  8     Cash dividends declared per common
          share                                  $             --           --           --            --           --
  9     Current assets                           $         58,384       66,627       57,428        57,064       55,387
  10    Long-term assets                         $         38,955       43,175       49,206        38,891       37,440
  11    Total assets                             $         97,339      109,802      106,634        95,955       92,827
  12    Current liabilities                      $         79,617       76,114       56,594        40,921       44,741
  13    Long-term debt (including capital
          leases)                                $         10,371       11,835        8,764         7,879        8,057
  14    Deferred income tax liability            $             --           --           --            42           --
  15    Other noncurrent liabilities             $          3,231        2,548        2,395         2,512        2,612
  16    Shareholders' equity                     $          4,120       19,305       38,881        44,601       37,417
  17    Stores (closed) opened during the
          period, net                            #            (26)         (18)           5            18          (42)
  18    Stores operating at period-end           #            597          623          641           636          618
  19    Number of full and part-time employees
          at period-end                          #          3,900        4,200        4,200         4,300        3,900

  20    Number of weeks per fiscal year          #             52           52           53            52           52

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act of 1995

All statements contained in this Annual Report on Form 10-K as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," "projects," "should," "will," "plans" and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The statements may address items such as potential equity investments, future sales, earnings expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned capital expenditures and future cash needs. In addition, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. There are a number of important factors that could cause the Company's actual results in fiscal 2003 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, changes in the current policies, practices or rules of NASDAQ with respect to continued listing criteria; general economic conditions; fluctuations in interest rates and other economic factors; the war in Iraq and its effect on consumer spending; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; access to additional debt or equity financing; the effect of litigation resulting from the Company's operations; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time and in "Certain Considerations," contained herein. In addition, there is no guarantee that the pending investment of new equity in the Company described herein will be completed within the next thirty days or at all. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

FINANCIAL SUMMARY

The following table sets forth, for the three most recent fiscal years, certain financial statement elements expressed as a percentage of net sales:

                                                                                   Fiscal Year Ended
                                                           ------------------------------------------------------------------
                                                             February 1, 2003      February 2, 2002       February 3, 2001
                                                                (52 weeks)            (52 weeks)             (53 weeks)
                                                           --------------------- ---------------------- ---------------------
PERCENTAGE OF NET SALES
Net sales                                                        100.0%                  100.0%                 100.0%
Cost of goods sold, exclusive of depreciation and
amortization shown separately below                               64.0%                   65.7%                  65.9%
                                                                 -------                 -------                -------
Gross margin                                                      36.0%                   34.3%                  34.1%
                                                                 -------                 -------                -------
Selling, general and administrative expenses                      26.5%                   26.0%                  24.8%
Store rent and related expenses                                   10.2%                    9.8%                   9.1%
Depreciation and amortization expense                              2.0%                    2.0%                   1.7%
Restructuring charge                                               0.0%                    0.0%                   0.3%
Interest expense                                                   1.0%                    1.0%                   0.8%
                                                                 -------                 -------                -------
                                                                  39.8%                   38.8%                  36.7%
                                                                 -------                 -------                -------
Loss before income taxes                                          (3.8%)                  (4.5%)                 (2.6%)
Provision for (benefit from) income taxes                          0.8%                    1.3%                  (1.1%)
                                                                 -------                 -------                -------
Net loss                                                          (4.6%)                  (5.8%)                 (1.5%)
                                                                 =======                 =======                =======

Stores in operation at period-end                                  597                     623                    641
                                                                 =======                 =======                =======

CRITICAL ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management considers its most critical accounting policies to be related to inventory markdown and shrink reserves, the accrual for self-insured workers' compensation claims, impairment of long-lived assets, and the valuation allowance for deferred tax assets. These critical accounting policies can significantly affect the Company's reported amounts of assets, liabilities, revenues and expenses. The following factors could cause the Company's estimates used in each of its critical accounting policies to significantly vary from the Company's actual results:

     o Inventory markdowns and shrink reserves. The Company's inventories are stated at the lower of cost or market; cost is determined under the retail method. The anticipated sales value of inventory items is generally higher than the related cost. Periodically, the Company identifies certain merchandise inventory to be marked down to facilitate its sale. Occasionally, markdowns may result in an item being sold for less than its original cost. The Company provides a reserve for the difference between original cost and the expected selling price of all inventory items expected to be sold below cost. The Company conducts a company-wide physical inventory count during the first and third quarters of each fiscal year and adjusts its accounting records to reflect the results of the actual inventory counts. The Company records an inventory shrink reserve based primarily on recent actual shrink experience reflected in recent physical inventories.

     o Accrual for self-insured workers' compensation claims. The Company is self-insured for workers' compensation up to established stop-loss amounts (on both a per claim basis and aggregate per policy period basis) beyond which claims are insured by a third party. The Company's self-insurance accruals are based upon actuarially determined calculations of future claims.

     o Impairment of long-lived assets. The Company periodically evaluates whether long-lived assets, primarily store leasehold improvements and fixtures and equipment, have been impaired. The Company compares the net carrying value of the asset group that includes the primary asset being evaluated, to its estimated undiscounted future cash flows. If the estimated undiscounted future cash flows as determined in this analysis are less than the carrying amount of the related asset group, impairment is indicated. For stores which are determined to be impaired, leasehold improvements and fixtures and equipment are written down to their fair values based upon management's estimate of recoverability. Charges for impairment are recorded as a component of selling, general and administrative ("SG&A") expenses.

     o Deferred income taxes and valuation allowance. Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements. Deferred tax assets also arise from unused net operating losses and unused tax credits. Management assesses the likelihood that future tax deductions and credits which give rise to deferred tax assets will be used based on their expirations and the level of taxable income that the Company is expected to generate before the expiration of these tax credits. Based on this assessment, management establishes a valuation allowance to reduce all or part of these deferred tax assets. As of February 1, 2003, the Company had established a valuation allowance for the entire amount of its net deferred tax assets. As the Company generates future taxable income, the Company may be able to reduce its valuation allowance for deferred tax assets.

YEAR ENDED FEBRUARY 1, 2003 (2002) (52 WEEKS) COMPARED WITH YEAR ENDED
----------------------------------------------------------------------
FEBRUARY 2, 2002 (2001) (52 WEEKS)
----------------------------------

Net sales in the 52-week period ended February 1, 2003 ("2002") decreased 2.5% compared with the 52-week period ended February 2, 2002 ("2001"). The decrease in net sales is due to a combination of a decrease in comparable store sales, operating in a difficult overall retail environment and operating, on average, 15 fewer stores in 2002 than in 2001. In 2002, comparable store sales decreased 2.0% for the year compared with 2001. The decrease in comparable store sales for the 52-week period is primarily due to the elimination of certain slow-turning and lower margin categories (see further discussion below). Comparable stores are those stores in operation at least 18 months. There were 590 such stores at February 1, 2003.

During 2002, the Company opened 7 stores, relocated or expanded 17 stores, closed 33 under-performing stores and ended the year with 597 stores in operation. Eight of the stores the Company either opened, relocated, expanded or converted were tri-box stores. During 2001, the Company opened 6 stores, relocated or expanded 9 stores and closed 24 under-performing stores.

The year-over-year increase in gross margin as a percentage of net sales resulted from a more profitable mix of merchandise sold, driven by the elimination of slow-turning and lower-margin categories of apparel and accessories and a reallocation of the associated working capital to the Company's core women's and children's apparel categories, as well as from efficiencies achieved in the Company's distribution system.

Selling, general and administrative expenses as a percentage of net sales increased year over year due primarily to higher insurance costs and to an increase in store payroll driven by an increase in the average hourly wage rate, the effects of which were offset partially by initiatives to reduce operating expenses in the Company's corporate offices.

Store rent and related expenses increased as a percentage of net sales in 2002 compared with 2001 due to an increase in the Company's average store rent. Average store rent and related expenses increased by 4.3% in 2002 compared with 2001. The increase in average store rent and related expenses was primarily due to the Company's continuing store expansion strategy of opening of larger stores with higher rents while closing older stores with lower average rent costs. Management seeks to minimize increases in store rent expense through renegotiating lease terms, relocating stores, and leveraging rent increases through strategies of increased sales including focusing on key categories and reformatting stores where necessary.

Year-over-year interest expense remained at 1.0% of net sales in both 2002 and 2001 due to lower average interest rates in 2002, offset by higher average levels of borrowings on the revolving credit facility as a result of the Company's losses in 2002 and 2001.

The Company's effective income tax rate of (21.3)% in 2002, as compared with (28.2%) in 2001, was primarily attributable to recording non-cash valuation allowances of $7.9 million against the Company's deferred income tax assets during 2002, as compared with $10.1 million of valuation allowances recorded during 2001. The increase to the valuation allowance in 2002 includes $2.4 million related to previously recorded deferred tax assets. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided against the related net deferred income tax assets. Management will continue to assess the need for the valuation allowance based upon future operations.

YEAR ENDED FEBRUARY 2, 2002 (2001) (52 WEEKS) COMPARED WITH YEAR ENDED
----------------------------------------------------------------------
FEBRUARY 3, 2001 (2000) (53 WEEKS)
----------------------------------

During 2001, the Company implemented a strategy of eliminating its less profitable categories of merchandise, including gifts, home furnishings and children's accessories and de-emphasizing uniforms and men's apparel in an effort to focus its resources on its core merchandise categories of women's and children's apparel and women's accessories. The Company experienced comparable store sales increases on these continuing categories of women's and children's apparel and women's accessories of 5.8% for the last three months of 2001, 7.6% for the last six months of 2001 and 0.8% for 2001.

Net sales in 2001 decreased 4.3% compared with $355.6 million in the 53-week period ended February 3, 2001 ("2000"). The decrease in net sales is primarily due to operating, on average, 23 fewer stores in 2001 than in 2000. Additionally, 2001 contained one fewer week than 2000. In 2001, comparable store sales decreased 1.9% for the year compared with 2000. The decrease in comparable store sales for 2001 is primarily due to the elimination of certain slow-turning and lower margin categories. There were 606 comparable stores at February 2, 2002.

During 2001, the Company opened 6 stores, relocated or expanded 9 stores and closed 24 under-performing stores. During 2000, the Company opened 44 stores, relocated or expanded 19 stores, closed 39 under-performing stores, and ended the year with 623 stores in operation.

In response to lower than expected operating results in 2000, the Company adopted a restructuring plan during the fourth quarter of 2000. The plan included initiatives designed to improve the Company's results of operations by lowering operating costs, re-deploying assets and curtailing the number of new store openings. The plan called for the closing of 42 low-volume, under-performing stores and elimination of 90 positions. As of February 2, 2002, the Company had closed 40 of the stores described in the plan and, in light of improved operating results, removed the two remaining stores and their associated liability from the restructuring plan. The Company recorded a pre-tax charge of $1,017,000 during the fourth quarter of 2000 to cover the costs associated with the plan. See Note I to the consolidated financial statements included in Item 8 of this report.

Gross margin as a percentage of net sales increased year-over-year primarily from the Company's strategy of eliminating its less profitable categories of apparel and accessories.

Selling, general and administrative expenses increased as a percentage of net sales year-over-year to 26.0% in 2001 from 24.8% in 2000, primarily as a result of increases in payroll and utility costs in the Company's stores. Average payroll in the Company's stores increased 2.4% in 2001 compared with 2000. An increase in average payroll rates was almost completely offset by fewer payroll hours on average. The Company has mitigated and continues to mitigate the effect of increasing payroll rates by managing store hours used and by seeking to improve sales in its existing stores. Utility costs increased 8.7% per average store year-over-year due to sharp increases in prices of natural gas and electricity, particularly during the first six months of 2001.

Store rent and related expenses increased as a percentage of net sales year-over-year due to an increase in the Company's average store rent and related expenses coupled with a decrease in comparable store sales. Average store rent and related expenses increased by 7.4% in 2001 compared with 2000. The increase in average store rent and related expenses was primarily due to the Company's store strategy during 2000, which resulted in the opening of larger stores in more expensive markets with higher rents while closing older stores with lower average rent cost. Management seeks to minimize increases in store rent expense through renegotiating lease terms, relocating stores, and leveraging rent increases through strategies of increased sales including focusing on key categories and reformatting stores where necessary.

Depreciation and amortization expense as a percentage of net sales increased in 2001 compared with 2000, primarily due to the total of 75 stores the Company opened in fiscal 2000 and fiscal 1999 and to capital leases entered into for new investment in information technology in the Company's stores, which resulted in higher amortization costs.

Interest expense as a percentage of net sales increased in 2001 compared with 2000. Interest expense in absolute terms also increased in 2001 compared with 2000, primarily due to the higher average levels of borrowings on the revolving credit facility as a result of the Company's losses in 2001 and 2000, as well as increases in amortization of debt issue costs resulting from amendments made to the Company's credit agreements during 2001.

The Company's effective income tax rate of (28.2%) in 2001, as compared with 41.2% in 2000, was primarily attributable to recording non-cash valuation allowances of $10.1 million against the Company's deferred income tax assets during 2001. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance was provided against the related net deferred income tax assets.

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

OUTLOOK AND BUSINESS STRATEGY

Pending Equity Investment.

As part of its plan to improve its overall liquidity and capital resources, as more fully discussed below, the Company has recently entered into an exclusive non-binding letter of intent with an investment firm for a substantial investment of new equity in the Company. The equity investment envisioned in the non-binding letter of intent is subject to a number of conditions, including final approval by the Board of Directors of the Company. The Company and investor have completed a substantial portion of the due diligence required to complete the pending investment and expect that such investment will be finalized within 30 days of this report. However, there can be no assurance that this investment will be completed.


Operations and Strategies.

The Company has incurred operating losses for the past three fiscal years, and had a deficiency in working capital as of February 1, 2003. Since the end of fiscal 2002, the Company has experienced a negative sales trend as compared with the same period in the prior fiscal year, even after adjusting for the decrease in the number of stores the Company operates. The Company's net sales for the first quarter of fiscal 2003 were 11.6% below those for the same quarter of fiscal 2002 which was well below the level of sales that the Company had expected. Comparable store sales for the first quarter of fiscal 2003 decreased 10.0% as compared with the same period in fiscal 2002. This difficult sales trend occurred in one of the historically strongest net sales quarters of the Company's fiscal year.

The Company believes that there are several reasons for this recent decrease in net sales, including unusually cool and rainy weather in many of the geographic markets in which the Company operates, some imbalances in inventory in select merchandise categories, economic uncertainty and general decreases in consumer spending in connection with the recent war in Iraq and its impact on apparel spending by the Company's target customers.

The current sales trend has negatively affected the Company's liquidity and capital resources in the first quarter of fiscal 2003. If this sales trend continues in the second quarter of fiscal 2003, historically the largest sales volume and most profitable quarter of the Company's fiscal year, the Company may not continue to be in compliance with certain of its covenants under its credit facility with its primary lender. This credit facility subjects the Company to certain covenants requiring a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA"), a minimum gross profit percentage and certain sales and inventory levels that are measured monthly. There can be no assurance that the Company's primary lender would waive any instances of non-compliance with certain financial covenants or amend the credit agreement to adjust such financial covenants (see "Liquidity and Capital Resources" herein). As a result, if the trend of declining net sales continues, the Company's results of operations and its liquidity and capital resources could continue to be negatively affected because funds may not be available under its revolving credit facility and its cash flow may not be sufficient to meet the Company's cash needs to operate its business.

The Company has developed a plan to address these issues. This plan is designed to provide for additional equity being invested in the Company (see "Pending Equity Investment" herein), restructure current financing arrangements, and continuing its merchandising, expense reduction and tri-box store development strategies as further outlined below. The Company's ability to meet all obligations as they come due for fiscal 2003, including planned capital expenditures, is dependent upon the success in achieving the objectives of this plan. However, because there is no assurance as to the Company's ability to be successful in achieving its objectives as outlined below, substantial doubt exists as to the Company's ability to continue as a going concern.

To address the potential cash flow issues that a continued negative net sales trend would create, the Company has been seeking various financing alternatives including potential sales of equity and/or debt securities of the Company (see "Pending Equity Investment" herein) and refinancing of certain indebtedness. There can be no assurance that the Company will be successful in its efforts to improve its liquidity and capital resources through such securities sales, refinancing its existing credit facilities or otherwise.

The Company plans to continue to focus its merchandising efforts to reverse the current trend in net sales by, among other things, continuing to focus on its higher-margin core apparel merchandise categories of women's and children's apparel and women's accessories. However, the general decreases in consumer spending in recent months have impacted the pricing at which merchandise must be offered and this has had a negative impact on gross margin which could continue. Given the continuing economic uncertainty and lower demand for apparel, management intends to maintain conservative inventory levels. In addition, the Company plans to continue to focus its efforts on maintaining its tight expense controls. In fact, since the end of fiscal 2002, the Company has reduced its corporate office and field management workforce by approximately ten percent.

The Company plans to continue to focus its store development efforts and business strategy in the remainder of fiscal 2003 on its self-described tri-box store concept which consists of stores ranging from approximately 7,000 to 11,000 square feet, offering the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts along with substantially the same junior/misses apparel and accessories found in the Company's "BestPrice! Fashions" stores. To date, the Company has opened eleven new tri-box stores and has converted three existing stores to the tri-box concept. Sales volumes in each of these stores have exceeded the Company's standard "BestPrice! Fashions" store. In fact, based on results to date, management projects that these stores, on average, will generate substantially more annual sales volume and significantly more net store contribution than the Company's traditional stores. Management expects to realize improved leverage of its fixed overhead and operations as the Company focuses its store development on these tri-box stores. However, there can be no assurance that the initial success of the tri-box stores will continue. In addition, the Company's initiatives to improve sales and operating results through its focus on the tri-box concept are designed to improve the Company's operating performance in the long term and are unlikely to result in immediate improvement in operating results. There are other factors, many of which are beyond the Company's control, that could affect the Company's sales and operating results. See "Certain Considerations," herein.

As a part of the Company's focus on the tri-box concept, the Company may, over a period of time, attempt to sell certain smaller square-footage stores that do not fit strategically with the Company's tri-box focus. In addition, the Company will continue to close or sell certain smaller square footage under-performing stores. Management believes that this strategy of opening new tri-box stores, while at the same time closing or selling under-performing and/or smaller square-footage stores, will contribute to improved cash flow, results of operations and financial condition of the Company in the future. However, there are a number of risks and uncertainties related to this strategy. See "Certain Considerations," herein.

There can be no assurance that the Company's plans as outlined above will be successful in increasing its net sales and operating results.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion and the related growth in merchandise inventories. The Company historically has relied upon cash provided by operations and borrowed funds from its revolving credit facility to meet its liquidity needs. During the Company's most recent fiscal years, the Company has primarily relied upon its credit facilities to offset cash used in operations and to expand, relocate and open new stores. Because of its relatively fixed cost structure and existing levels of debt, management considers its primary risk to liquidity to be its ability to generate adequate levels of net sales and gross margin while effectively controlling operating expenses. The Company relies on net sales and resultant gross margin to provide sufficient cash flow to meet its financial obligations. When net sales and gross margin levels have not been sufficient in the past, the Company has drawn funds under its credit facilities and/or negotiated with its lenders to provide additional availability to meet its liquidity needs.

The operating issues outlined above (see "Operations and Strategies" herein) have created additional needs for liquidity. The Company has developed a plan to address these issues. This plan is designed to provide for additional equity being invested in the Company (see "Pending Equity Investment" contained herein), restructure current financing arrangements, continue focusing merchandising efforts on its higher-margin, core apparel items, reduce operating expenses, and continue its investment in its tri-box store concept while identifying under-performing stores for closure. The Company's ability to meet all obligations as they come due for fiscal 2003, including planned capital expenditures, is dependent upon the success in achieving the objectives of this plan. Additionally, achieving the results contained within the fiscal 2003 business plan will require a reversal of the current negative sales trend. If the current negative sales trend being experienced is not reversed, or if the Company is not successful in obtaining new equity investments in amounts and terms acceptable to the Company, meeting obligations as they come due will require additional cash generated from operations from increases in outstanding amounts of trade accounts payable. There can be no assurance that should this be necessary, the Company will be successful in extending the balance in trade accounts payable and still procure inventory in the quantities and mix required to achieve its forecasted level of sales. There also can be no assurance that the Company will be successful in achieving the objectives of its plan as outlined above, its forecasted results of operations and financial condition, and in meeting its obligations as they come due.

The Company's credit facilities consist of a revolving credit agreement and term loan with its primary lender, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. The Company's revolving credit agreement expires in July 2005 and is classified in current liabilities in the accompanying balance sheet. Collectively, the credit facilities contain certain financial and non-financial covenants, with which the Company was in compliance at February 1, 2003. The Company amended these covenants in January, April andMay 2003. A summary of the Company's credit facilities appears below.

The Company's amended credit agreement with its primary lender contains financial covenants, measured monthly, that require the Company to meet certain required levels of sales and establishes minimum levels of inventory purchases. In addition, beginning in the second quarter of fiscal 2003, the Company will be subject to certain covenants, which will be measured quarterly, requiring a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum gross profit percentage. Achieving results of operations and financial condition for fiscal 2003 at levels that result in the Company complying with all financial covenants depends upon the Company meeting certain targets of net sales, gross margin and operating expenses. If the Company is not successful in achieving these targets, the Company may not satisfy certain financial covenants during fiscal 2003. The Company has been successful in obtaining amendments to its credit agreement with its primary lender in the past and, if necessary, would seek additional amendments or waivers to the requirements of current covenants. There can be no assurance that the Company would be successful in obtaining an amendment or waiver from its primary lender should it not be in compliance with a financial covenant during fiscal 2003.

The Company has a $40,000,000 revolving credit agreement (including a $25,000,000 letter of credit sub-facility) and $3,150,000 term loan with its primary lender. The $40,000,000 revolving credit agreement expires in July 2005 and the $3,150,000 term loan expires in July 2004. Borrowings under the agreement are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Maximum borrowings under the revolving credit facility and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in the agreement. Borrowings under the revolving credit agreement bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the adjusted Eurodollar Rate, as defined in such agreement, plus 2.25%, provided that the Company meets certain requirements as set forth in the agreement. Borrowings under the term loan bear interest at 15.0% per annum. As of February 1, 2003, the Company had approximately $2.6 million of excess availability under the borrowing base formula.

The maximum and average amounts outstanding during 2002 and 2001 and amounts outstanding at the end of such periods for the revolving credit agreement are disclosed in Note C to the consolidated financial statements included in Item 8 of this report.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a balance of $6,993,000 at February 1, 2003, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

The Company's weighted average interest rate for all borrowings was 5.8% and 6.9% in 2002 and 2001, respectively.

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 30, 2003 or termination of the Company's revolving credit agreement with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The agreement contains certain restrictive covenants which are substantially the same as those within the Company's revolving credit facility discussed above. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $7,301,000 and $7,644,000 at February 1, 2003 and February 2, 2002, respectively.

Net cash provided by operating activities in 2002 was $6,615,000, compared with cash used in operating activities of $4,353,000 in 2001. This increase in cash provided from operations of $10,968,000 resulted from an increase in cash used in operating activities from net loss adjusted for non-cash operating items totaling $3,330,000, and an increase in cash provided from changes in operating assets and liabilities of $7,638,000. This increase in cash provided from changes in operating assets and liabilities primarily resulted from a decrease in merchandise inventories of $4,854,000 and an increase in accounts payable and other liabilities of $2,608,000.

At February 1, 2003, total merchandise inventories decreased 9.0% to $49,277,000, compared with total merchandise inventories of $54,131,000 at February 2, 2002. The decrease in total merchandise inventories was primarily attributable to a lower level of merchandise in-transit to the Company's stores as a result of decreasing its levels of imported merchandise compared with 2001, and decreasing the amount of time required to process and distribute merchandise to the stores. In 2002, import purchases (including freight and duty) were 10% of total purchases, compared with 10% in 2001. The Company purchases its merchandise inventories principally from domestic vendors. The level and source of inventories are subject to fluctuations because of the Company's buying strategy and prevailing business conditions.

Net cash used in investing activities in 2002 was $4,866,000, as compared with $3,181,000 in 2001. Net cash used in investing activities was primarily used for leasehold improvements and equipment for new stores opened during each year presented, as well as information technology expenditures including software and hardware upgrades. Net cash used in investing activities in 2002 excludes $623,000 of store construction allowances from landlords of the Company's stores. Net of these allowances received, net cash used in investing activities would have been $4,243,000 in 2002 and net cash used to purchase property and equipment would have been $3,538,000 in 2002. The following schedule summarizes the changes to the Company's store portfolio which resulted in increases in capital expenditures over the Company's three most recent fiscal years:

                                        2002       2001        2000
                                        ----       ----        ----
New store openings                         7          6          44
Store relocations or expansions           17          9          19


Net cash used in financing activities in 2002 was $1,992,000, as compared with net cash provided by financing activities in 2001 of $5,691,000. This increase in cash used in financing activities was primarily a result of the net repayments of the mortgage loan facility, as well as the payment of capital lease obligations. Net cash was provided by financing activities in 2001 and 2000 primarily as a result of net borrowings from the Company's revolving credit facility and other long-term debt, which provided the Company with cash to open stores and to fund operations.

Stock Repurchase Program: On August 2, 2000, the Board of Directors authorized the Company to repurchase up to 285,715 shares of its outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represented approximately 9.5% of the outstanding common stock of the Company as of August 2, 2000. As of February 1, 2003, the Company had repurchased 67,400 shares for an aggregate purchase price of $392,000 (average of $5.82 per share) and awarded 60,250 shares of these shares to its employees, leaving 7,150 shares for a net purchase price of $41,000.

CAPITAL EXPENDITURES

In fiscal 2003, the Company plans to spend approximately $3.5 million on capital expenditures, $0.9 million of which is expected to be funded by construction allowances from landlords. Most of this amount allocated to capital expenditures will be used to open one new store, to remodel, re-fixture, expand and relocate approximately 12 existing stores, eight of which will be tri-box stores, and to invest in information technology.

SUMMARY

The Company's ability to meet its forecast of capital expenditures and also meet all other obligations as they come due for fiscal 2003 is dependent upon realizing the levels of forecasted sales and operating results contained in its fiscal 2003 business plan and/or raising additional liquidity through the sales of equity securities (see "Pending Equity Investment" herein), sales of non-strategic store locations and/or refinancing of certain indebtedness. Achieving the results contained within the fiscal 2003 business plan will require a reversal of the current negative sales trend. If the current negative sales trend being experienced is not reversed, or if the Company is not successful in obtaining new equity investments in amounts and terms acceptable to the Company, meeting obligations as they come due will require additional cash generated from operations from increases in outstanding amounts of trade accounts payable. There can be no assurances that should this be necessary, the Company will be successful in extending the balance in trade accounts payable and still procure inventory in the quantities and mix required to achieve its forecasted level of sales. Therefore, there also can be no assurance that the Company will be successful in achieving the objectives of its plan as outlined above, its forecasted results of operations and financial condition, and in meeting its obligations as they come due.


CERTAIN CONSIDERATIONS

Terrorism and the uncertainty of war may affect the Company's business.

The possibility of terrorist attacks, such as the attacks that occurred in New York and near Washington, D.C. on September 11, 2001, and the impact of the war with Iraq have negatively affected and may continue to affect the markets in which the Company operates and the Company's operations. Immediately following the September 11 attacks, the Company experienced sluggish demand for apparel in its stores located along the border with Mexico and in areas whose local economies are heavily dependent upon tourism. The potential near-term and long-term effects that any future terrorist attacks may have for the Company's customers, the markets for its products and the United States economy are uncertain.


The Company faces significant competition.

The Company operates in the highly competitive discount retail merchandise business. The Company competes with large discount retail chains such as Wal-Mart, Kmart and Target and with off-price chains such as TJ Maxx, AJ Wright, Ross Stores, Factory-2-U Stores and Marshall's, most of which have substantially greater capital and other resources than the Company's. The Company also competes with independent and small chain retailers which serve the same low- and middle-income market. In the future, new companies may also enter the deep-discount retail industry. As a result of depressed retail sales resulting from the currently lackluster demand for apparel, the Company now faces significant competition from discount retail chains and traditional department stores which are heavily discounting prices of apparel and, as a result, more directly competing with the Company's price points. Although management believes that the Company is well-positioned to compete in its markets, there is no guarantee that the Company will be able to compete successfully against its current and future competitors.

As a result of competition, the Company is subject to the risk of reduced profitability resulting from lower net sales and reduced margins. Management expects that competition will continue and increase in the future. To counteract such competitive pressures, the Company has implemented certain merchandise strategies including concentrating on its core apparel and accessories categories, better execution of its core businesses, and broader methods of marketing its business; all designed to improve gross margin, customer frequency and attract new customers. However, management can not guarantee that these merchandising and marketing strategies and other actions taken will improve results of operations or be adequate to minimize the Company's exposure to any negative impacts due to competition.


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


The Company's tri-box store development efforts may not result in the improved operating results expected by management.

The Company's improvement in operating results also depends on its ability to improve net sales and gross margin through its tri-box store strategy. This tri-box strategy involves expanding, converting or relocating existing stores and/or opening new stores of 7,000 to 11,000 square feet which offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store." The Company's tri-box store development strategy depends on many factors, including its ability to identify suitable markets and sites for tri-box stores, negotiate leases with acceptable terms, appropriately upgrade its financial and management information systems and controls to support the tri-box strategy, and manage its operating expenses. In addition, the Company must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond the Company's control. As a result, the Company may not be able to achieve its future store development goals. Any failure by the Company to achieve its tri-box store development goals on a timely basis, continue to enjoy acceptance in its current markets, attract and retain management and other qualified personnel, appropriately upgrade its financial and management information systems, or control or manage operating expenses could adversely affect its future operating results and its ability to execute its tri-box store development strategy.

There is no guarantee that the Company's tri-box store development strategy will improve the Company's results of operations as expected by management or that the trend of increased sales in tri-box stores, as compared with the Company's traditional stores, will continue. A variety of factors are critical to the success of the Company's tri-box stores and such factors include, but are not limited to, store sales, store location, store size, lease terms, initial advertising effectiveness and brand recognition. Management cannot assure that such large stores will achieve the sales per selling square foot and store contributions achieved in the Company's current tri-box stores.


Planned changes to and disruptions in distribution of merchandise could impact the Company's business.

The Company's success depends in part upon whether its receiving and shipping schedules for merchandise are well organized and managed. The Company anticipates a continued increase in the level of purchases of pre-ticketed and pre-packaged merchandise from vendors, which it believes will continue to reduce the handling costs associated with distributing merchandise to its stores. However, there is no guarantee that these plans will provide the Company with the efficiencies anticipated.

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

The Company's success depends in large part on its ability to locate and purchase first-quality merchandise at attractive prices and acceptable credit terms. Management cannot be certain that such merchandise will continue to be available in the future, or that its credit terms will remain acceptable. Further, the Company may not be able to find and purchase such first-quality merchandise in quantities necessary to accommodate its operations. Although management believes that the Company's relationships with its vendors are good, the Company does not have long-term agreements with any vendor. As a result, the Company must continuously seek out buying opportunities from its existing suppliers and from new sources. The Company competes for these opportunities with other retailers, discount and deep-discount chains and mass merchandisers. Although the Company does not depend on any single vendor or group of vendors, and believes it can successfully compete in seeking out new vendors, a disruption in the availability of merchandise at attractive prices and acceptable terms could impair its business.


The Company's business is subject to seasonality.

The Company has historically realized its highest levels of sales and operating results during the first and second quarters of its fiscal year (the quarters ending in April and July) because of heavy sales associated with the Easter and Mother's Day holidays. Any adverse events during the first and second quarter could therefore negatively affect the Company's financial performance. Historically, the Company has realized a significant portion of its net sales and net income during these two quarters. In anticipation of the Easter and Mother's Day holidays, the Company may purchase substantial amounts of seasonal merchandise. If for any reason, the Company's net sales during these seasons were below seasonal norms or its expectations, a seasonal merchandise inventory imbalance could result. If such an imbalance occurred, markdowns might be required to clear excess inventory. The Company's profitability and operating results could be adversely affected by higher than expected markdowns.


The Company's capital requirements may impact its operating results.

Historically, the Company's capital needs have been to maintain and expand its stores and inventories. In the future, the Company may require additional capital in order to successfully implement its tri-box store strategy. If the current negative sales trend continues and the Company is unable to generate sufficient cash flow from its operations, enter into acceptable debt financing arrangements, sell additional equity and/or generate sufficient cash flow from the potential sale of non-strategic assets, it may be forced to limit the number of tri-box stores that it can open, which could adversely affect the Company's financial condition and the financial success of this strategy.


The Company may need additional financing to meet its future capital requirements.

The Company has incurred operating losses for the past three fiscal years and had a deficiency in working capital as of February 1, 2003. These factors, as well as the uncertain retail environment in which the Company operates, have raised substantial doubt about the Company's ability to continue as a going concern. The Company has developed a plan to address these issues, which is detailed in the "Outlook and Business Strategy" section above. The Company's financial resources are limited and the amount of funding that the Company will require in the future is uncertain (see "Outlook and Business Strategy" and "Liquidity and Capital Resources" herein). If the Company's results of operations and/or proceeds from its pending sale of equity securities, sales of non-strategic assets and/or refinancings of certain indebtedness fall short of management's expectations, the Company's ability to fund its tri-box store development strategy, take advantage of opportunities, and/or respond to competitive pressures may be affected.


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

The market price of the Company's common stock has fluctuated substantially over the last several years. In the future, trading prices for its common stock could fluctuate significantly due to many factors, including:
o the depth of the market for the Company's common stock;
o changes in expectations of the Company's future financial performance, including financial estimates by securities analysts and investors;
o variations in the Company's operating results;
o conditions or trends in the Company's industry;
o additions or departures of key personnel;
o continued listing criteria; and
o future sales of the Company's common stock.


OFF-BALANCE SHEET FINANCING

The Company uses letters of credit to purchase inventory from foreign sources (see Note C to the consolidated financial statements included in Item 8 of this report for details). The balance of outstanding letters of credit for purchasing inventory was $7,301,000 and $7,644,000 at February 1, 2003 and February 2, 2002, respectively.

COMMITMENTS AND CONTINGENCIES

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

Future minimum commitments as of February 1, 2003 are as follows:

                                            Other
                                          operating
  Fiscal Year        Store leases           leases   Capital leases         Term loan    Mortgage loan             Total
  -----------        ------------           ------   --------------         ---------    -------------             -----

  2003                $ 26,151,000      $   959,000      $   826,000       $   300,000      $   249,000      $ 28,485,000
  2004                  22,111,000          307,000          538,000         2,850,000          271,000        26,077,000
  2005                  16,250,000           57,000          151,000                 -          299,000        16,757,000
  2006                  11,753,000            5,000            5,000                 -          328,000        12,091,000
  2007                   8,977,000                -                -                 -          359,000         9,336,000
  Thereafter            12,867,000                -                -                 -        5,487,000        18,354,000
                  ----------------- ---------------- ---------------- ----------------- ---------------- -----------------
  Total               $ 98,109,000      $ 1,328,000      $ 1,520,000       $ 3,150,000      $ 6,993,000      $111,100,000

The Company also has a revolving credit agreement which expires in July 2005 with an outstanding balance of $32,863,000 and outstanding letters of credit for the purchase of merchandise inventories totaling approximately $7,301,000 at February 1, 2003.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit agreement for fiscal 2002 and fiscal 2001 would have increased pre-tax loss by approximately $309,000 and $275,000 for the respective time periods. Due to the fixed-rate nature of the term loan agreement, a hypothetical 100 basis point adverse change (decrease) in interest rates would have increased the estimated fair value of the Company's term loan agreement by approximately $41,000 and $48,000 at February 1, 2003 and February 2, 2002, but would have had no effect on the Company's results of operations or cash flows for fiscal 2002. Due to the fixed-rate nature of the mortgage loan agreement, a hypothetical 100 basis point adverse change (decrease) in interest rates would have increased the estimated fair value of the Company's mortgage loan agreement by approximately $595,000 and $664,000 at February 1, 2003 and February 2, 2002, respectively, but would have had no effect on the Company's results of operations or cash flows for fiscal 2002 and fiscal 2001.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment of Long-Lived Assets," which supercedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The Company's adoption of SFAS 144 on February 3, 2002 had no material effect on the Company's consolidated financial statements.

The FASB has issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies the accounting and reporting provisions of Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company's adoption of SFAS 146 did not have a material effect on the Company's results of operations or financial position.

In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after December 15, 2002. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller's statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after December 15, 2002. The application of EITF 02-16 on February 3, 2002 had no material effect on the Company's results of operations or financial position.

In November 2002, FASB Interpretation No. (`FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued which, among other things, expands guarantor financial statement disclosures about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies" relating to guarantees and its initial recognition and measurement provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 does not significantly impact the Company's financial statements or disclosures, nor is it expected to significantly impact future results of operations or financial position.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SAFS 148 amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," to require more prominent disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions of SFAS 148 in the notes to the consolidated financial statements for the year ended February 1, 2003.

In January 2003, FASB interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" was issued which, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interest, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain disclosure requirements of FIN 46, if applicable, are required for financial statements initially issued after January 31, 2003. Companies with variable interest in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. Public entities with a variable interest in a variable interest entity shall apply the provisions of FIN 46 no later than the first interim or annual reporting period beginning after June 15, 2003. FIN 46 is not expected to significantly impact the Company's financial statements or future results of operations.

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. Because the Company presently has no derivative instruments, adoption is expected to have no effect on its financial statements or disclosures.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk and Risk Management Policies" in Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina


We have audited the accompanying consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2003 and February 2, 2002, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company's recurring losses from operations, its deficiency in working capital, and an uncertain retail environment raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Greenville, South Carolina
May 16, 2003


                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                        February 1,          February 2,
                                                                                           2003                  2002
                                                                                     ------------------   -------------------
Assets
CURRENT ASSETS
  Cash and cash equivalents                                                       $          2,034,000 $           2,277,000
  Miscellaneous receivables, net of allowance for doubtful accounts
     of $112,000 and $128,000, respectively                                                  3,437,000             3,791,000
  Merchandise inventories                                                                   49,277,000            54,131,000
  Prepaid expenses                                                                           3,636,000             6,428,000
                                                                                     ------------------   -------------------
     TOTAL CURRENT ASSETS                                                                   58,384,000            66,627,000

PROPERTY AND EQUIPMENT, net                                                                 32,981,000            35,615,000

DEFERRED INCOME TAXES                                                                        1,007,000             2,825,000

OTHER ASSETS                                                                                 4,967,000             4,735,000
                                                                                     ------------------   -------------------
                                                                                  $         97,339,000 $         109,802,000
                                                                                     ==================   ===================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Accounts payable                                                                $         38,183,000 $          35,656,000
  Current portion of long-term debt and revolving credit agreement                          34,352,000            34,341,000
  Accrued salaries and wages                                                                 1,740,000             1,915,000
  Accrued employee benefits                                                                  1,423,000             1,559,000
  Income taxes payable                                                                         433,000               503,000
  Other accrued and sundry liabilities                                                       3,486,000             2,140,000
                                                                                     ------------------   -------------------
     TOTAL CURRENT LIABILITIES                                                              79,617,000            76,114,000
                                                                                     ------------------   -------------------

LONG-TERM DEBT                                                                              10,371,000            11,835,000
                                                                                     ------------------   -------------------
OTHER NON-CURRENT LIABILITIES                                                                3,231,000             2,548,000
                                                                                     ------------------   -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 - authorized
       unissued 500,000 shares
  Common stock, par value $0.01 - authorized 10,000,000 shares;
       issued and outstanding 3,006,019 and 2,943,769 shares, respectively                      30,000                29,000
  Additional paid-in capital                                                                11,581,000            11,822,000
  (Accumulated deficit) retained earnings                                                   (7,450,000)            7,844,000
  Less:  treasury stock - 7,150 and 67,400 shares at cost, respectively                        (41,000)             (390,000)
                                                                                     ------------------   -------------------
                                                                                             4,120,000            19,305,000
                                                                                     ------------------   -------------------
                                                                                  $         97,339,000 $         109,802,000
                                                                                     ==================   ===================

See notes to consolidated financial statements

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Fiscal Year Ended
                                                       --------------------------------------------------------------
                                                         February 1,           February 2,            February 3,
                                                             2003                 2002                    2001
                                                          (52 weeks)           (52 weeks)              (53 weeks)
                                                       -----------------    ------------------      -----------------

NET SALES                                            $      331,771,000   $       340,430,000     $      355,624,000
Cost of goods sold, exclusive of depreciation
  and amortization shown separately below                   212,282,000           223,789,000            234,270,000
                                                       -----------------    ------------------      -----------------
GROSS MARGIN                                                119,489,000           116,641,000            121,354,000

Selling, general and administrative expenses                 87,911,000            88,378,000             88,280,000
Store rent and related expenses                              33,964,000            33,394,000             32,235,000
Depreciation and amortization expense                         6,797,000             6,783,000              6,215,000
Restructuring charge                                                 --                    --              1,017,000
Interest expense                                              3,431,000             3,458,000              2,737,000
                                                       -----------------    ------------------      -----------------

                                                            132,103,000           132,013,000            130,484,000
                                                       -----------------    ------------------      -----------------

LOSS BEFORE INCOME TAXES                                    (12,614,000)          (15,372,000)            (9,130,000)

Provision for (benefit from) income taxes                     2,680,000             4,340,000             (3,764,000)
                                                       -----------------    ------------------      -----------------

NET LOSS                                             $      (15,294,000)  $       (19,712,000)    $       (5,366,000)
                                                       =================    ==================      =================


NET LOSS  PER COMMON SHARE - BASIC
  AND DILUTED                                        $            (5.10)  $             (6.70)    $            (1.80)
                                                       =================    ==================      =================

Weighted average number of common shares
    outstanding - basic and diluted                           3,001,163             2,942,788              2,976,317
                                                       =================    ==================      =================

See notes to consolidated financial statements

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                       Retained                     Restricted
                                    Common Stock       Additional      Earnings                    Stock Awards-
                                --------------------     Paid-in     (Accumulated      Treasury      Unearned
                                 Shares       Amount     Capital        Deficit)         Stock     Compensation      Total
                             -------------  --------- -------------- -------------- -------------- -------------- --------------
Balance at January 29, 2000    2,996,883     $30,000   $11,700,000    $32,922,000             --   $    (51,000)   $44,601,000
  Stock options exercised          1,429          --        12,000             --             --             --         12,000
  Repurchase of treasury stock   (67,400)     (1,000)           --             --      $(390,000)            --       (391,000)
  Net restricted stock activity   10,000          --        (4,000)            --             --         29,000         25,000
  Net loss                            --          --            --     (5,366,000)            --             --     (5,366,000)
                             -------------  --------- -------------- -------------- -------------- -------------- --------------
Balance at February 3, 2001    2,940,912      29,000    11,708,000     27,556,000       (390,000)       (22,000)    38,881,000
  Net restricted stock activity    2,857          --         8,000             --             --         22,000         30,000
  Net stock warrant activity          --          --       106,000             --             --             --        106,000
  Net loss                            --          --            --    (19,712,000)            --             --    (19,712,000)
                             -------------  --------- -------------- -------------- -------------- -------------- --------------
Balance at February 2, 2002    2,943,769      29,000    11,822,000      7,844,000       (390,000)            --     19,305,000
  Net restricted stock activity    2,000          --         3,000             --             --             --          3,000
  Net awards of treasury stock    60,250       1,000      (244,000)            --        349,000             --        106,000
  Net loss                            --          --            --    (15,294,000)            --             --    (15,294,000)
                             -------------  --------- -------------- -------------- -------------- -------------- --------------
Balance at February 1, 2003   3,006,019      $30,000   $11,581,000  $  (7,450,000)     $ (41,000) $          --    $ 4,120,000
                             =============  ========= ============== ============== ============== ============== ==============



See notes to consolidated financial statements

                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                              Fiscal Year Ended
                                                                               -------------------------------------------------
                                                                                February 1,       February 2,      February 3,
                                                                                    2003             2002             2001
                                                                                 (52 weeks)       (52 weeks)       (53 weeks)
                                                                               ---------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $    (15,294,000) $    (19,712,000) $   (5,366,000)
   Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
      Depreciation and amortization                                                6,797,000         6,783,000       6,215,000
      Provision for compensation - stock awards                                      110,000            30,000          26,000
      Deferred income taxes                                                        2,701,000         3,807,000      (4,924,000)
      Provision for impairment of and losses on disposal of property
        and equipment                                                                729,000           805,000       1,884,000
      Changes in operating assets and liabilities:
        Decrease (increase) in miscellaneous receivables and prepaid
          expenses                                                                 3,124,000        (2,214,000)     (1,288,000)
        Decrease (increase) in merchandise inventories                             4,854,000       (10,237,000)        231,000
        (Decrease) increase in Federal and state income taxes payable                (70,000)          757,000       1,910,000
        Increase (decrease)  in accounts payable and other liabilities             2,608,000        15,088,000      (3,240,000)
        Decrease (increase) in other non-current assets                              293,000           207,000        (181,000)
        Increase in other non-current liabilities                                    763,000           333,000          40,000
                                                                               ---------------  ----------------  --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                6,615,000        (4,353,000)     (4,693,000)
                                                                               ---------------  ----------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                           (4,161,000)       (2,616,000)     (9,041,000)
    Proceeds from sale of property and equipment                                          --                --         552,000
    Purchases of other non-current assets (primarily software)                      (740,000)         (530,000)       (997,000)
    Issuance of related party loans                                                  (25,000)          (35,000)             --
    Repayment of related party loans                                                  60,000                --          70,000
                                                                               ---------------  ----------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                                             (4,866,000)       (3,181,000)     (9,416,000)
                                                                               ---------------  ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from revolving credit agreement                                     779,000         3,531,000      17,374,000
  Proceeds from long-term debt                                                            --         4,150,000              --
  Repayment of long-term debt                                                       (889,000)         (192,000)       (344,000)
  Payment of capital lease obligations                                            (1,281,000)       (1,163,000)       (692,000)
  Debt financing costs incurred                                                     (481,000)         (478,000)       (124,000)
  Decrease in amount due to related parties                                         (120,000)         (157,000)       (143,000)
  Purchase of treasury stock                                                              --                --        (392,000)
  Proceeds from exercise of stock options                                                 --                --          12,000
                                                                               ---------------  ----------------  --------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (1,992,000)        5,691,000      15,691,000
                                                                               ---------------  ----------------  --------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (243,000)       (1,843,000)      1,582,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF FISCAL YEAR                              2,277,000         4,120,000       2,538,000
                                                                               ---------------  ----------------  --------------
CASH AND CASH EQUIVALENTS AT END OF  FISCAL YEAR                            $      2,034,000  $      2,277,000  $    4,120,000
                                                                               ===============  ================  ==============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                             $      3,046,000  $      3,053,000  $    2,765,000
  Income taxes paid                                                                  151,000         1,126,000         310,000
  Non-cash investing and financing activities:
      Capital leases                                                                      --         1,594,000       2,390,000
      Issuance of restricted stock awards                                            108,000             8,000          99,000
      Issuance of stock warrants                                                          --           106,000              --

See notes to consolidated financial statements

ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Description of Business and Summary of Significant Accounting Policies

Business: One Price Clothing Stores, Inc. and subsidiaries (the "Company") operates a chain of off-price specialty retail stores offering a wide variety of first-quality, fashionable, in-season apparel and accessories, primarily for women and children. Accordingly, the Company operates in one business segment. The Company currently offers most of its apparel prices ranging between $7 and $15 and offers certain additional categories and styles at prices up to $25 when such merchandise is clearly desired by the Company's customers. At February 1, 2003, the Company operated 597 stores in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Fiscal Year: The Company's fiscal year ends on the Saturday nearest January 31. The years ended February 1, 2003 ("fiscal 2002") and February 2, 2002 ("fiscal 2001") consist of 52 weeks. The year ended February 3, 2001 ("fiscal 2000") consists of 53 weeks.

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

Fair Value of Financial Instruments: The estimated fair values of the Company's financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and the Company's revolving credit facility, approximate their carrying values at February 1, 2003 and February 2, 2002, due to their short-term nature or variable interest rates. The fair values of the Company's mortgage loan and term loan (see Note B) at February 1, 2003 and February 2, 2002 are calculated based on discounted cash flows using the estimated currently available borrowing rate.

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

Purchased and Internally Developed Software: Purchased and internally developed software are included in other assets and are amortized over their estimated useful life of 5 years using the straight-line method. The gross amount of such software was $5,151,000 and $4,417,000 at February 1, 2003 and February 2, 2002, respectively. Accumulated amortization of such software was $2,912,000 and $2,233,000 at February 1, 2003 and February 2, 2002, respectively.

Store Closing and Impairment Costs: The Company evaluates whether assets, largely store leasehold improvements and fixtures and equipment, may be impaired based on store lease termination and renewal decisions and estimated undiscounted future cash flows of the individual stores. For stores which are determined to be impaired, leasehold improvements and fixtures and equipment are written down based upon management's estimate of recoverability. Charges for impairment are recorded as a component of selling, general and administrative ("SG&A") expenses. Through December 31, 2002, at the time management commited to close a store, a provision was made for any remaining store lease obligation after closing and penalties, if any, to cancel the lease obligation. Since January 1, 2003, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") 146 (see below).

Revenue Recognition: Revenues from retail sales are recognized at the time of the sale. An estimate for merchandise returns is recorded in the period that the merchandise is sold.

Store Pre-opening Costs: Costs associated with the opening of new stores are expensed as incurred.

Advertising and Promotional Costs: Advertising and promotional costs are expensed to SG&A when incurred and the Company receives allowances from certain of its vendors to use to advertise certain vendor merchandise. Such expenses, net of these allowances, were $1,706,000, $1,500,000 and $1,573,000 in fiscal 2002, 2001 and 2000, respectively.

Earnings Per Common Share: Basic earnings per common share are computed by dividing earnings by the weighted average number of shares of common stock. Diluted earnings per common share are computed by dividing earnings by the weighted average number of shares of common stock and dilutive common stock equivalent shares for stock options and warrants outstanding, unless antidilutive, during the period. On September 4, 2001, the Company effected a 1-for-3.5 reverse stock split. All amounts presented in the consolidated financial statements and related notes have been retroactively adjusted to reflect this split. See discussion below.

Stock Repurchase Program: On August 2, 2000, the Board of Directors authorized the Company to repurchase up to 285,715 shares of its outstanding common stock at market prices. The repurchase program authorizes purchases from time to time in the open market or privately negotiated block transactions and contains no expiration date. The authorization represented approximately 9.5% of the outstanding common stock of the Company as of August 2, 2000. As of February 1, 2003 the Company had repurchased 67,400 shares for an aggregate purchase of $392,000 (average of $5.82 per share) and awarded 60,250 shares of these shares to its employees, leaving 7,150 shares for a net purchase price of $41,000.

Reclassifications: Certain amounts included in prior periods' financial statements have been reclassified to conform to the fiscal 2002 presentation.

Effect of New Accounting Pronouncements:
The FASB has issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets," which supercedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of SFAS 144 on February 3, 2002 had no material effect on the Company's consolidated financial statements.

The FASB has issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies the accounting and reporting provisions of Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS 146 did not have a material effect on the Company's results of operations or financial position.

In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after December 15, 2002. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller's statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after December 15, 2002. The application of EITF 02-16 on February 3, 2002 had no material effect on the Company's results of operations or financial position.

In November 2002, FASB Interpretation No. (`FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued which, among other things, expands guarantor financial statement disclosures about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies" relating to guarantees and its initial recognition and measurement provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 does not significantly impact the Company's financial statements or disclosures, nor is it expected to significantly impact future results of operations or financial position.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SAFS 148 amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," to require more prominent disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions of SFAS 148 in the notes to the consolidated financial statements for the year ended February 1, 2003.

In January 2003, FASB interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" was issued which, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interest, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain disclosure requirements of FIN 46, if applicable, are required for financial statements initially issued after January 31, 2003. Companies with variable interest in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. Public entities with a variable interest in a variable interest entity shall apply the provisions of FIN 46 no later than the first interim or annual reporting period beginning after June 15, 2003. FIN 46 is not expected to significantly impact the Company's financial statements or future results of operations.

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. Because the Company presently has no derivative instruments, adoption is expected to have no effect on its financial statements or disclosures.

Stock-Based Compensation: The Company applies the principles of Accounting Principles Board ("APB") Opinion 25 in accounting for employee stock option plans (the intrinsic value method). Accordingly, no compensation cost has been recognized in the Company's financial statements for the fiscal years ended February 1, 2003 and February 3, 2001. The Company recorded $106,000 of compensation cost related to the issue of warrants to non-employees during the year ended February 2, 2002. Had compensation cost been determined on the basis of SFAS 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal years presented. The total fair value of stock options granted was estimated at $79,000, $436,000, and $256,000 for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001, respectively, based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for stock options granted:

                                                    Fiscal Year Ended
                                 -------------------------------------------------------
                                 February 1, 2003    February 2, 2002   February 3, 2001
                                 ----------------    ----------------   ----------------
Risk-free interest rate                 2.5%                3.4%               6.1%
Expected life from vest date          1 year              1 year             1 year
Expected volatility                     140%                110%               125%
Dividend yield                          -0-%                -0-%               -0-%

The expected life of the stock options granted and the stock price volatility during the expected life of the options were estimated based upon historical experience and management's expectations.

Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123 (as amended), the Company's compensation cost (net of tax), net loss and net loss per common share, basic and diluted, would have been affected as indicated in the pro-forma amounts below:

                                                                         Fiscal Year Ended
                                                     --------------------------------------------------------
                                                          February 1,        February 2,       February 3,
                                                             2003               2002              2001
                                                     ----------------  -----------------  -------------------

Compensation costs recognized using APB Opinion 25   $         --      $     106,000      $         --

Compensation costs if recognized under SFAS 123,
   net of income taxes of $0, $0 and $167,000        $     79,000      $     542,000      $    256,000

Net loss                                Actual       $(15,294,000)     $ (19,712,000)     $ (5,366,000)
                                        Pro-forma    $(15,373,000)     $ (20,148,000)     $ (5,622,000)

Net loss per share - basic              Actual       $      (5.10)     $       (6.70)     $      (1.80)
                                        Pro-forma    $      (5.12)     $       (6.85)     $      (1.89)

Net loss per share - diluted            Actual       $      (5.10)     $       (6.70)     $      (1.80)
                                        Pro-forma    $      (5.12)     $       (6.85)     $      (1.89)

NOTE B - Financial Results and Liquidity

Pending Equity Investment

As part of its plan to improve its overall liquidity and capital resources, as more fully discussed below, the Company has recently entered into an exclusive non-binding letter of intent with an investment firm for a substantial investment of new equity in the Company. The equity investment envisioned in the non-binding letter of intent is subject to a number of conditions, including final approval by the Board of Directors of the Company. The Company and investor have completed a substantial portion of the due diligence required to complete the pending investment and expect that such investment will be finalized within 30 days of this report. However, there can be no assurance that this investment will be completed.

Operations and Strategies

The Company has incurred operating losses for the past three fiscal years, and as of February 1, 2003, the Company had a substantial working capital deficit. These recent losses have been exacerbated by difficult economic conditions existing in the retail market within which the Company operates. The Company responded to this recurring loss situation by:

o initiating a restructuring plan during the fourth quarter of fiscal 2000 which was completed during fiscal 2001 (See Note J).
o amending its credit facilities to obtain a term loan of $4 million (which matures in fiscal 2004) (See Note C). At February 1, 2003, a balance of $3,150,000 remained on this term loan, of which $300,000 is classified in current liabilities in the Consolidated Balance Sheet and $2,850,000 is classified in long-term debt in the Consolidated Balance Sheet.
o increasing the borrowing limit in its revolving credit agreement to $40,000,000 and extended its term through July 2005 (See Note C).
o implementing a revised merchandising strategy which focuses resources on higher margin, faster-turning women's and children's apparel and women's accessories categories and eliminates and/or de-emphasizes low-margin, slow-turning categories of merchandise (including gifts, home furnishings, children's accessories, uniforms and men's apparel). The Company plans to continue this focused merchandising approach during fiscal 2003.
o refocusing its store development strategy by reducing the number of new store openings while focusing on relocating and expanding existing stores in proven locations, including several large stores. The Company plans to continue this store development approach during fiscal 2003, including the opening or reconfiguration of approximately eight large stores which will offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store."
o implementing a marketing and advertising strategy involving targeted programs for specific regions, including direct mail, newspaper inserts, in-store collateral and electronic media.
o implementing changes in its distribution system to increase efficiencies including increasing the amount of floor-ready merchandise and thereby reducing processing costs.
o    initiating efforts to reduce selling, general and administrative expense.

Since the end of fiscal 2002, the Company has experienced a negative sales trend as compared with the same period in prior fiscal years, even after adjusting for the decrease in the number of stores the Company operates. The Company's net sales for the first quarter of fiscal 2003 were 11.6% below those for the same quarter of fiscal 2002 which is well below the level of sales assumed in the Company's fiscal 2003 business plan. Comparable store sales for the first quarter of fiscal 2003 decreased 10.0% as compared with the same period in fiscal 2002. This difficult sales trend occurred in one of the historically strongest net sales quarters of the Company's fiscal year.

The current sales trend has negatively affected the Company's liquidity and capital resources in the first quarter of 2003. If this sales trend continues in the second quarter of 2003, historically the largest sales volume and most profitable quarter of the Company's fiscal year, the Company may not continue to be in compliance with its covenants under its credit facility with its primary lender. This credit facility subjects the Company to certain covenants requiring a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), a minimum gross profit percentage and certain sales and inventory levels that are measured monthly. There can be no assurance that the Company's primary lender would waive any instances of non-compliance with financial covenants or amend the credit agreement to adjust such financial covenants. As a result, if the trend of declining net sales continues, the Company's results of operations and its liquidity and capital resources could continue to be negatively affected as funds may not be available under its revolving credit facility and its cash flow may not be sufficient to meet the Company's cash needs to operate its business.

The Company has developed a plan to address these issues. This plan is designed to provide for additional equity being invested in the Company (see "Pending Equity Investment" above), restructure current financing arrangements, continue focusing merchandising efforts on its higher-margin, core apparel items, reduce operating expenses, and continue its investment in its tri-box store concept while identifying under-performing stores for closure. The Company's ability to meet all obligations as they come due for fiscal 2003, including planned capital expenditures, is dependent upon the success in achieving the objectives of this plan. Additionally, achieving the results contained within the fiscal 2003 business plan will require a reversal of the current negative sales trend. If the current negative sales trend being experienced is not reversed, or if the Company is not successful in obtaining new equity investments in amounts and terms acceptable to the Company, meeting obligations as they come due will require additional cash generated from operations, including increases in outstanding amounts of trade accounts payable. There can be no assurance that should this be necessary, the Company will be successful in extending the balance in trade accounts payable and still procure inventory in the quantities and mix required to achieve its forecasted level of sales. There also can be no assurance that the Company will be successful in achieving the objectives of its plan as outlined above, its forecasted results of operations and financial condition, and in meeting its obligations as they come due. The existence of the uncertainies as to the Company's ability to achieve these objectives, raises substantial doubt as to the Company's ability to continue as a going concern.


NOTE C - Credit Facilities

The Company has a credit facility with its primary lender that includes a revolving credit agreement of up to $40,000,000 (including a letter of credit sub-facility of up to $25,000,000) through July 2005. Borrowings under the Company's revolving credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Amounts outstanding under the revolving credit agreement of $32,863,000 and $32,084,000 as of February 1, 2003 and February 2, 2002,
respectively, are classified as current liabilities in the accompanying consolidated balance sheets. Under the revolving credit agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined in such agreement, plus 2.25%. The agreement was amended in September 2002 for the purpose of increasing the maximum credit permitted under the facility from $37,500,000 to $40,000,000. The credit facility also includes a $4,000,000 term loan. At February 1, 2003, a balance of $3,150,000 remained on this term loan, of which $300,000 is classified in current liabilities and $2,850,000 is classified in long-term debt in the consolidated balance sheet. A final principal payment on the term loan of $2,150,000 is due in July 2004.

Maximum borrowings under the revolving credit agreement and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in such agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At February 1, 2003, the Company had approximately $2.6 million of excess availability under the borrowing base formula (see also the related debt covenant discussed below). The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit agreement. Under the term loan portion of the revolving credit agreement, the borrowings bear interest at the rate of 15.0% per annum.

The Company's revolving credit agreement contains certain financial and non-financial covenants, which the Company amended in April and May 2003.
Among other things, these covenants prohibit the Company from paying dividends, restrict the ability of the Company to incur additional indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $1,500,000.

The Company's amended credit agreement with its primary lender contains financial covenants, measured monthly, that require the Company to meet certain required levels of sales and establishes minimum levels of inventory purchases. In addition, beginning in the second quarter of fiscal 2003, the Company will be subject to certain covenants, which will be measured quarterly, requiring a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum gross profit percentage. Achieving results of operations and financial condition for fiscal 2003 at levels that result in the Company complying with all financial covenants depends upon the Company meeting certain targets of net sales, gross margin and operating expenses. If the Company is not successful in achieving these targets, the Company may not satisfy certain financial covenants during fiscal 2003. The Company has been successful in obtaining amendments to its credit agreement with its primary lender in the past and, if necessary, would seek additional amendments or waivers to the requirements of current covenants. There can be no assurance that the Company would be successful in obtaining an amendment or waiver from its primary lender should it not be in compliance with a financial covenant during fiscal 2003.

The maximum and average amounts outstanding during fiscal 2002 and 2001 and amounts outstanding at the end of such periods for the revolving credit agreement are presented as follows:

                                                       Fiscal Year Ended
                                               ---------------------------------
                                                  February 1,      February 2,
                                                       2003             2002
                                               ---------------  ----------------
Revolving credit agreement:
     Maximum amounts outstanding                 $34,234,000      $33,447,000
     Average amounts outstanding                  30,862,000       27,547,000
     Outstanding at period end                    32,863,000       32,084,000

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000. The Company had outstanding letters of credit for the purchase of merchandise inventories totaling approximately $7,301,000 and $7,644,000 at February 1, 2003 and February 2, 2002, respectively. This agreement expires on the earlier of June 30, 2003 or termination of the Company's revolving credit agreement with its primary lender. Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. Under this agreement, which was amended in January and April 2003, the Company is required to maintain a $5,000,000 minimum level of adjusted working capital.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a principal balance outstanding of $6,993,000 at February 1, 2003, is payable in 240 consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.


Annual maturities of the Company's term loan and mortgage loan are as follows:

              Fiscal Year                          Term Loan          Mortgage Loan
              -----------                         ----------          -------------
              2003                                $  300,000             $  249,000
              2004                                 2,850,000                271,000
              2005                                         -                299,000
              2006                                         -                328,000
              2007                                         -                359,000
              Thereafter                                   -              5,487,000
                                                  ----------             ----------
              Total                               $3,150,000             $6,993,000
                                                  ==========             ==========

The fair value of the Company's outstanding term loan at February 1, 2003 and February 2, 2002 was $3,219,000 and $4,082,000, respectively. The fair value of the Company's outstanding mortgage obligation at February 1, 2003 and February 2, 2002 was $9,042,000 and $9,475,000, respectively. Fair value is determined based on discounted cash flows using the Company's estimated currently available borrowing rate.

Collectively, the credit facilities contain certain financial and non-financial covenants, with which the Company was in compliance at February 1, 2003.

The Company's weighted average interest rate for all borrowings was 5.8%, 6.9% and 8.7% in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

The Company's capital leases for certain office equipment and computer software were calculated using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations as of February 1, 2003 were as follows:


                     Fiscal Year:
                     2003                                                    $   826,000
                     2004                                                        538,000
                     2005                                                        151,000
                     2006                                                          5,000
                     2007                                                             --
                                                                         -----------------
                     Total minimum obligations                                 1,520,000
                     Less: interest                                             (140,000)
                                                                         -----------------
                     Present value of net minimum obligations                  1,380,000
                     Less: current portion                                      (786,000)
                                                                         -----------------
                     Long-term obligation at February 1, 2003                $   594,000
                                                                         =================

The current portion of the capital lease obligation is included in current portion of long-term debt and revolving credit agreement, and the long-term obligation is included in long-term debt on the Consolidated Balance Sheets.


NOTE D - Property and Equipment

                                                                           February 1,                 February 2,
                                                                              2003                        2002
                                                                       -----------------           ----------------
   Land                                                                $      878,000              $      878,000
   Land improvements                                                          494,000                     494,000
   Buildings                                                               16,061,000                  16,061,000
   Leasehold improvements                                                  21,093,000                  20,103,000
   Fixtures and equipment                                                  36,931,000                  36,071,000
                                                                       ---------------             ---------------
                                                                           75,457,000                  73,607,000
   Less: accumulated depreciation and amortization                        (42,476,000)                (37,992,000)
                                                                       ---------------             ---------------
                                                                       $   32,981,000              $   35,615,000
                                                                       ===============             ===============

Gross amounts of capital lease assets, included in the amounts presented above, were $4,501,000 and $5,071,000 at February 1, 2003 and February 2, 2002,
respectively. Accumulated amortization of such assets was $2,579,000 and $2,065,000 at February 1, 2003 and February 2, 2002, respectively.


NOTE E - Income Taxes

The provision for (benefit from) income taxes consists of the following:

                                                                         Fiscal Year Ended
                                                         ---------------------------------------------------
                                                          February 1,      February 2,       February 3,
                                                              2003             2002              2001
                                                         ---------------  ---------------  -----------------
Current:
  Federal                                                   $ (110,000)       $       -     $     (48,000)
  State and local                                                    -                -            29,000
  Puerto Rico                                                   84,000          294,000           956,000
  Virgin Islands                                                 5,000          239,000           223,000
Deferred:
  Federal                                                    2,377,000        3,350,000        (4,343,000)
  State and local                                              324,000          457,000          (638,000)
  Puerto Rico                                                        -                -            57,000
                                                         ---------------  ---------------  -----------------
Total provision for (benefit from) income taxes             $2,680,000        $4,340,000    $  (3,764,000)
                                                         ===============  ===============  =================

A reconciliation of the statutory federal income tax (benefit) rate to the annual effective income tax (benefit) rate follows:

                                                                                 Fiscal Year Ended
                                                              ---------------------------------------------------------
                                                                February 1,         February 2,         February 3,
                                                                    2003               2002                 2001
                                                              -----------------   ----------------    -----------------
Federal income tax (benefit) at statutory rate                    (35.0)%             (35.0)%             (35.0)%
State and local income tax (benefit), net of federal tax           (5.1)               (1.1)               (4.3)
Foreign tax rate differential                                      (0.1)                0.3                 1.9
Tax benefit from federal jobs credits                              (0.8)               (1.7)               (3.4)
Change in valuation allowance                                      62.7                65.7                   -
Other, net                                                         (0.4)                  -                (0.4)
                                                              -----------------   ----------------    -----------------
Effective income tax (benefit) rate                                21.3%               28.2%              (41.2)%
                                                              =================   ================    =================


Presented below are the elements which comprise deferred income tax assets and liabilities:

                                                                                      February 1,           February 2,
                                                                                         2003                  2002
                                                                                 ----------------      ----------------
Gross deferred income tax assets:
  Accrued employee benefits deductible for tax purposes when paid                  $     601,000         $     629,000
  Accrued retirement benefits deductible for tax purposes when paid                      276,000               315,000
  Accrued store closing and restructuring costs deductible for tax
      purposes when paid                                                                 528,000               527,000
  Federal, state and local net operating loss and credit carryforwards                17,272,000            12,121,000
  Accrued rent                                                                           515,000                     -
  Other                                                                                  425,000               300,000
                                                                                 ----------------      ----------------
                                                                                      19,617,000            13,892,000
Valuation allowance                                                                  (17,995,000)          (10,091,000)
                                                                                 ----------------      ----------------
  Gross deferred income tax assets, net of valuation allowance                         1,622,000             3,801,000

Gross deferred income tax liabilities:
  Excess of financial statement over tax basis of property and equipment                (133,000)             (231,000)
  Excess of financial statement over tax basis of inventory                           (1,483,000)             (869,000)
  Other                                                                                   (6,000)                    -
                                                                                 ----------------      ----------------
       Gross deferred income tax liabilities                                          (1,622,000)           (1,100,000)
                                                                                 ----------------      ----------------

Net deferred income tax asset                                                      $           -           $ 2,701,000
                                                                                 ================      ================

The net deferred income tax assets at February 1, 2003 and February 2, 2002, respectively, are recorded in the accompanying Consolidated Balance Sheet as follows:

                                                                     February 1,              February 2,
                                                                      2003                       2002
                                                                  -------------             -------------
Current deferred income tax liability                             $ (1,007,000)              $  (124,000)
Non-current deferred income tax asset                                1,007,000                 2,825,000
                                                                  -------------             -------------
Net deferred income tax asset                                     $          -              $  2,701,000
                                                                  =============             =============

On March 9, 2002, President Bush signed into law, H.R. 3090, the Job Creation and Worker Assistance Act of 2002 (the "Act"). The Act allowed the Company to carry back alternative minimum tax ("AMT") net operating losses ("NOL") generated in 2001 which will result in a cash refund of AMT tax paid of approximately $110,000 in 2003. The Company has recorded a current receivable for this refund.

At February 1, 2003, the Company had gross Federal net operating loss carryforwards aggregating approximately $38,722,000, state net operating loss carryforwards of $44,740,000 and tax credits of $1,907,000. These net operating losses and credit carryforwards are available to reduce Federal, state and local income tax by approximately $17,272,000 (net operating losses of $15,365,000 and tax credits of $1,907,000). These net operating losses and credit carryforwards expire between 2002 and 2022 with the substantial portion of these expiring after 2019. In addition, at February 1, 2003, temporary differences of $2,813,000 existed representing future income tax deductions. Management cannot be assured that the deferred income tax assets related to these temporary differences and carryforwards will be fully utilized or realized. Accordingly, a valuation allowance of $17,995,000 has been provided against the net deferred income tax asset as of February 1, 2003. This balance represents a change to lower the net deferred income tax asset by $7,904,000 between February 2, 2002 and February 1, 2003. During fiscal 2002 and 2001, this valuation allowance was increased by $7,904,000 and $10,091,000, respectively. The increase to the valuation allowance in 2002 includes $2,400,000 related to previously recorded deferred tax assets.


NOTE F - Commitments and Contingencies

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

Future minimum rental commitments as of February 1, 2003 for non-cancelable leases (excluding contingent rentals, but including those which may qualify for early termination) are approximately as follows:

                 Fiscal Year                        Stores                 Other               Total
                 -----------                    -----------          ------------         -----------

                    2003                        $26,151,000          $    959,000         $27,110,000
                    2004                         22,111,000               307,000          22,418,000
                    2005                         16,250,000                57,000          16,307,000
                    2006                         11,753,000                 5,000          11,758,000
                    2007                          8,977,000                     -           8,977,000
                    Thereafter                   12,867,000                     -          12,867,000
                                                -----------          ------------         -----------
                    Total                       $98,109,000          $  1,328,000         $99,437,000
                                                ===========          ============         ===========

Total rental expense for operating leases was as follows:

                                                                  Fiscal Year Ended
                                               ----------------------------------------------------------
                                               February 1,           February 2,              February 3,
                                                   2003                  2002                     2001
                                               -----------           -----------              -----------

      Minimum rentals                          $29,115,000           $28,077,000              $27,336,000
      Contingent rentals                         7,434,000             6,882,000                6,348,000
                                               -----------           -----------              -----------
                                               $36,549,000           $34,959,000              $33,684,000
                                               ===========           ===========              ===========


NOTE G - Employee Benefits, Shareholders' Rights and Warrants

Stock Option Plans: The Company has three stock option plans (the "1991 Plan," the "1988 Plan" and the "1987 Plan") which provide for grants to certain officers and key employees of options to purchase shares of common stock of the Company. Options granted under the three stock option plans expire ten years from the date of grant and have been granted at prices not less than the fair market value at the date of grant. Options are no longer available for grant under the 1987 Plan and 1988 Plan. Options canceled under the 1991 Plan are available for reissuance. The 1991 Plan also provides for a reserve of up to 14,000 shares of restricted stock to be awarded from the total number of shares issuable under the 1991 Plan. At February 1, 2003, a total of 107,000 shares of common stock were reserved for issuance under the 1991 Plan.

The Company has a Non-Employee Director Stock Option Plan (the "1995 Plan") which provides for annual grants to non-employee members of the Company's Board of Directors. Such grants are immediately exercisable on the date of grant and expire ten years from the date of grant. The 1995 Plan also provides for a reserve of up to 21,000 shares of restricted stock from the total number of shares issuable under the plan. At February 1, 2003, 1,000 shares of common stock were reserved for issuance under the 1995 Plan.

In October 2002, the Company adopted deminimis stock option plans which provide for grants to employee executives (the "deminimis management plan") and to non-employee members of the Company's Board of Directors (the "deminimis directors plan"). To date, no options have been awarded from these plans. At February 1, 2003, 17,000 shares and 8,000 shares of common stock were reserved for issuance under the deminimis management plan and deminimis directors plan, respectively.

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

A summary of the activity in the Company's stock options is presented below:


                                                 Fiscal 2002                Fiscal 2001                 Fiscal 2000
                                          ----------------------------------------------------------------------------------
                                                         Weighted                    Weighted                   Weighted
                                            Number        Average        Number       Average       Number      Average
                                              of         Exercise          of        Exercise         of        Exercise
                                            Shares         Price         Shares        Price        Shares       Price
                                            -------      --------        ------      --------       ------       -----
Outstanding at beginning of year            351,050        $10.79       432,171        $13.45      376,404      $15.26
Options granted                              40,145        $ 1.74        65,092        $ 3.13      120,940      $ 8.93
Options exercised                                --        $   --            --        $   --       (1,429)     $ 8.54
Options cancelled                           (83,052)       $14.61      (146,213)       $15.24      (63,744)     $15.68
                                            --------                   ---------                   --------

Outstanding at end of year                  308,143        $ 7.58       351,050        $10.79      432,171      $13.45
                                            =========                   =========                  =========

Exercisable at end of year                  206,547                     180,317                    244,930
                                            =========                   =========                  =========

Weighted average fair value of
options granted during the year (see
below)                                                     $ 1.23                      $ 2.00                   $ 6.76



The following table summarizes information about stock options outstanding at February 1, 2003:

                                                         Options Outstanding                    Options Exercisable
                                              ---------------------------------------------- ------------------------------
                                                               Weighted
                                                 Number         Average          Weighted                      Weighted
                Range of                           of          Remaining          Average     Number           Average
                Exercise                         Shares       Contractual        Exercise       of             Exercise
                 Prices                       Outstanding     Life (Years)         Price      Shares            Price
           -----------------------            -----------     ------------      ------------ ---------        -------------

           $  0.41 to  $ 2.34                      38,145         6.3           $  1.98          -0-           $   2.18
           $  2.65 to  $ 3.15                      71,138         7.2           $  3.06       47,817           $   3.04
           $  3.18 to  $11.49                      88,932         6.4           $  8.17       65,121           $   7.81
           $ 11.92 to  $15.31                      82,961         5.5           $ 13.73       69,841           $  13.65
           $ 15.64 to  $52.21                      26,967         4.7           $ 18.32       23,768           $  18.67
                                               -----------                                 ----------
                                                  308,143         6.3           $  7.58      206,547           $   8.24
                                               ===========                                 ==========

Restricted Stock Plans: The 1991 Plan provides for a reserve of up to 14,000 shares of restricted stock to be awarded from the total number of shares available under the plan. During the year ended February 1, 2003, the Company awarded 2,000 shares of common stock which had a fair value at the date of the grant of $3,000. During the year ended February 2, 2002, the Company awarded 2,857 shares of common stock which had a fair value at the date of the grant of $8,000. Sale of the stock awarded is restricted for three months from the date of grant contingent upon continuity of service. Net compensation of $3,000 and $2,000 was charged to earnings in fiscal 2002 and 2001, respectively. Forfeiture of certain shares of restricted stock resulted in a credit to earnings of $2,000 in fiscal 2000. At February 1, 2003, 12,000 shares were available for issuance.

The 1995 Plan provides for a reserve of up to 21,000 shares of restricted stock to be awarded from the total number of shares issuable under the 1995 Plan. For the years ended February 1, 2003 and February 2, 2002, the Company awarded no shares of common stock under the 1995 Plan. Compensation for 16,000 previously awarded shares under the plan amounted to $28,000 each in fiscal 2002, 2001 and fiscal 2000. At February 1, 2003, 15,000 shares were available for issuance.

Retirement Plan: The Company has a 401(k) and profit-sharing plan, the One Price Clothing Stores, Inc. Retirement Plan (the "Plan"). All employees in the United States who are 21 years of age or older with at least one year of service are eligible to participate in the Plan. The Company currently matches 50% of each participant's contribution with a maximum match of 2.5% of the participant's base compensation. In addition, the Company may make an annual discretionary contribution on behalf of the participants; no such discretionary contributions have been made by the Company. Employer matches (approximately $252,000, $289,000 and $348,000 in fiscal 2002, 2001 and 2000, respectively) vest ratably over five years.

Deferred Compensation Plans: The Company has a Deferred Compensation Plan for employees that allows eligible participants, as defined by the Plan, to enhance their retirement security by deferring compensation in order to receive benefits at retirement, death, separation of service, or as otherwise provided by the Plan. Eligible participants may elect to defer an amount of up to 15% of the participant's compensation less the participant's 401(k) contributions. The Company currently matches 50% of each participant's contribution with a maximum match of 2.5% of the participant's base compensation, less amounts matched under the 401(k) plan. Employer matches (approximately $54,000, $51,000 and $30,000 in fiscal 2002, 2001 and 2000, respectively) vest ratably over five years.

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

Shareholders' Rights Plan: The Company adopted a Shareholders' Rights Plan which expires in November 2004. Each shareholder is entitled to one Right (as defined) for each share of common stock held in order to provide enhanced dilution. The Rights become exercisable only upon the occurrence of certain conditions set forth in the Shareholders' Rights Plan relating to, among other things, the acquisition of 15% or more of the outstanding shares of common stock. There were no rights issued or outstanding under the Shareholders' Rights Plan in fiscal 2002, 2001 and 2000, respectively.

Warrants: During the year ended February 2, 2002, the Company issued 60,000 warrants to purchase its common stock to a participant in the Company's revolving credit agreement. As a result, the Company recorded expense of $106,000 for the year ended February 2, 2002, based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for warrants issued: risk-free interest rate of approximately 3.4%; an expected life of approximately one year from the vest date; 110% expected volatility; and no payment of dividends. The expected life of the warrants issued and the stock price volatility during the expected life of the warrants were estimated based upon historical experience and management's expectations. The Company issued no warrants in fiscal 2002 or fiscal 2000.

NOTE H - Related Party Transactions

During fiscal 2001 and May 2002, the Company entered into loan agreements with its Senior Vice President and Chief Financial Officer totaling $60,000. During fiscal 2002, the full amount of the principal and interest owed to the Company under these loan agreements were repaid. As a result, no amounts receivable remained on the Consolidated Balance Sheet at February 1, 2003 under these agreements.

The Company has a deferred compensation agreement with its former Chairman of the Board of Directors. The agreement provides for 120 consecutive monthly payments of $13,750 (including interest) through May 2008. Approximately $68,000, $76,000 and $84,000 was charged to interest expense in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Approximately $107,000 and $604,000 is included in current liabilities and other noncurrent liabilities, respectively, at February 1, 2003 for this deferred compensation liability. Approximately $97,000 and $697,000 was included in current liabilities and other noncurrent liabilities, respectively, at February 2, 2002.

In addition, the Company had a deferred compensation agreement with a former executive officer who also served as a member of the Company's Board of Directors through June 1999. The agreement provided for monthly payments of $6,250 (including interest) through July 2002. Approximately $1,000, $7,000 and $13,000 was charged to interest expense in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Because the agreement expired in fiscal 2002, no amounts were remaining on the Consolidated Balance Sheet at February 1, 2003. Approximately $37,000 was included in current liabilities, at February 2, 2002 for this deferred compensation liability.

NOTE I - Earnings per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding consist of shares under option and, beginning in fiscal 2001, warrants. In each of the Company's three fiscal years presented, there were no dilutive common stock equivalents and, as a result, the basic average number of shares equals the diluted number of shares in each period presented.

Common stock equivalents of 418,731, 392,338 and 400,648 for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, were excluded from the computation of diluted earnings per share because such common stock equivalents were anti-dilutive.

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

NOTE K - Quarterly Results (Unaudited)

The following is a summary of quarterly results for the fiscal years ended February 1, 2003 and February 2, 2002 (in thousands except per share data).

                                                                              Fiscal 2002 Quarters Ended
                                                            ----------------------------------------------------------
                                                                  May 4,      August 3,      November 2,   February 1,
                                                                   2002           2002             2002          2003
                                                            ----------------------------------------------------------

          Net sales                                              $87,310        $90,088         $73,308       $81,065
          Gross margin                                            33,239         33,734          24,577        27,939
          Net income (loss)                                          434            112          (8,024)       (7,816)
          Net income (loss) per common share - diluted              0.14           0.04           (2.67)        (2.60)

                                                                              Fiscal 2001 Quarters Ended
                                                            ----------------------------------------------------------
                                                                  May 5,      August 4,      November 3,   February 2,
                                                                   2001           2001             2001          2002
                                                            ----------------------------------------------------------

          Net sales                                              $90,962        $93,269         $72,957       $83,242
          Gross margin                                            33,307         34,103          21,039        28,192
          Net income (loss)                                          260         (1,221)        (10,937)       (7,814)
          Net income (loss) per common share - diluted              0.09          (0.41)          (3.72)        (2.65)

   ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                 None

  PART III
  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS OF THE COMPANY


   The table below sets forth for each of the Company's directors (based upon information supplied by him or her), his or her name, age, principal occupation and business experience for the past five years, length of service as a director of the Company, and the number of shares, nature of beneficial ownership and percentage of the outstanding shares of Common Stock beneficially owned by him or her, all as of May 19, 2003.


                                                                                       Amount and Nature       Percentage of
                                                                                         of Beneficial       Total Outstanding
Name and Age                     Principal Occupation            Director Since            Ownership             Shares(1)
------------------               ------------------------        --------------       --------------------     --------------

Leonard M. Snyder                Executive Chairman and               1998                86,713 (3)               2.85%
       55                        Chief Executive Officer
                                 (2)

Renee M. Love                    President and CEO of                 2000                10,636 (5) (6)           (14)
       57                        Omega Group Inc. (4)

Laurie M. Shahon                 President of Wilton                  1994                15,490 (6) (8)           (14)
       51                        Capital Group (7)

Malcolm L. Sherman               Chairman  of Gordon                  1993                18,075 (6) (8)           (14)
       71                        Brothers Group Inc. (9)

Robert J. Stevenish              President and Chief                  2000                 7,145 (6) (11)          (14)
       59                        Operating Officer of
                                 Modell's Sporting Goods
                                 (10)

Allan Tofias                     Consultant and Director              1999              9,574 (6) (13)             (14)
       73                        (12)

     (1) Pursuant to Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, percentages have been computed on the assumption that shares of Common Stock that can be acquired within 60 days of May 19, 2003 upon the exercise of options or the lapse of the risks of forfeiture under grants of Restricted Stock by a given person are outstanding, but no other shares similarly subject to acquisition by other persons are outstanding.

     (2) Mr. Snyder was appointed Executive Chairman and interim Chief Executive Officer on January 15, 2001. Following his election as a director on June 10, 1998, Mr. Snyder was appointed Non-Executive Chairman by the Board. From April 16, 1998, until his appointment as Non-Executive Chairman, he also served as a consultant to the Company. Mr. Snyder has been a marketing and management consultant since January 1995. From April 1987 to October 1994, he served as Chairman and Chief Executive Officer of Lamonts Apparel, Inc., a chain of approximately 55 family apparel stores. Prior to his tenure at Lamonts, Mr. Snyder held executive positions with Allied Stores Corporation (currently Federated Department Stores, Inc.) and Dayton Hudson Corporation (currently Target). Mr. Snyder also serves as a member of the board of directors of Harold's Stores, Inc., a chain of specialty apparel stores, and of Paper Calmenson & Company, a diversified steel company.

     (3)  The  figure  shown   includes   35,715  shares  subject  to  presently
          exercisable stock options and 18,574 shares of Restricted Stock, of which 8,572 carry a risk of forfeiture subject to certain conditions.

     (4) Ms. Love serves as President and Chief Executive Officer of Omega Group Inc., a strategic consulting company, which she founded in 1980.

     (5)  The  figure  shown   includes   3,216  shares   subject  to  presently
          exercisable stock options.

     (6) The figure shown includes a grant of options to purchase 1,429 shares granted on June 11, 2002, which options will vest on the business day prior to the Annual Meeting, provided the director remains a director at such date.

     (7) Since January 1994, Ms. Shahon has served as President of Wilton Capital Group, which makes principal investments in later stage venture capital companies and medium-sized management buyouts. Ms. Shahon also serves as a member of the board of directors of Safelite Glass Corporation, the largest producer and seller of after-market automotive glass in the country.

     (8)  The  figure  shown   includes   10,003  shares  subject  to  presently
          exercisable stock options.

     (9) Mr. Sherman has served as Chairman of Gordon Brothers Group Inc., a financial services corporation, since 1993. Mr. Sherman has also served as Chairman of the board of directors of StethTech Corporation, a medical devices company, since 1994. Mr. Sherman serves as a director of Maxwell Shoe Company, a designer and marketer of women's and children's footwear, and Active International, Inc., a corporate trading company. Mr. Sherman served from 1996 to 1999 as the Chairman and Chief Executive Officer of Ekco Group, Inc., a manufacturer and marketer of branded houseware products, and from 2000 to 2002 as Chief Executive Officer of SmartBargains, Inc., an Internet retailer.

     (10) Since October 2002, Mr. Stevenish has served as President and Chief Operating Officer of Modell's Sporting Goods, a 94 store chain with stores in the mid-Atlantic region. From September 2001 to October 2002, Mr. Stevenish served as President and Chief Executive Officer of Trilegiant Corporation, the largest membership services and loyalty business in the United States, providing products and services to over 100 million Americans. Trilegiant Corporation is the successor to Cendant Membership Services Inc. and Cendant Incentives. Trilegiant is also a successor to Netmarket Group, Inc., where from July 1, 2000 to September 2001, Mr. Stevenish served as Chairman, President and Chief Executive Officer. From January 2000 to July 2000, Mr. Stevenish served as President and Chief Executive Officer of RU4.com, an Internet company. From June 1997 to January 2000, Mr. Stevenish served as President and Chief Executive Officer of FEDCO, a mutual benefit non-profit retail company. FEDCO filed a plan of reorganization under Chapter 11 of the Bankruptcy Code on July 9, 1999, and emerged from bankruptcy on December 16, 1999. He is a member of the board of directors of the International Mass Retail Association and of the FEDCO charitable foundation of Southern California, and a member of the board of advisors of Modell's Sporting Goods.

     (11) The  figure  shown   includes   2,858  shares   subject  to  presently
          exercisable stock options.

     (12) Mr. Tofias is a Certified Public Accountant. Since January 1998, his principal occupation has been as a consultant. He is the founder of Tofias, P.C. (formerly Tofias, Fleishman, Shapiro & Co., P.C.), one of the largest regional accounting firms in the Northeast, where he was the managing shareholder from 1966 to 1995 and chairman of the board from 1995 to December 1997. Mr. Tofias serves as a member of the board of directors and as chairman of the audit committee of The Rowe Companies, which is engaged in the design and manufacture of furniture and the operation of retail furniture stores. Mr. Tofias served as a trustee and chairman of the audit committee of Gannett, Welch & Kotler Mutual Funds until September 2002 when Bank of New York acquired the funds.

     (13) The  figure  shown   includes   4,287  shares   subject  to  presently
          exercisable stock options.

     (14) Less than one percent (1%).


EXECUTIVE OFFICERS OF THE COMPANY

         The table below lists the Company's current executive officers and describes their business experience.


         Name and Age                                         Position with the Company
         ------------------                                   ------------------------------------------
         Leonard M. Snyder                                    Executive Chairman and Chief Executive Officer (1)
                  55
         Thomas R. Kelly                                      Senior Vice President - Merchandising (2)
                  57
         H. Dane Reynolds                                     Senior Vice President and Chief Financial Officer (3)
                  52
         Ronald C. Swedin                                     Senior Vice President - Store Operations (4)
                  57

(1)    See information under "Directors."

(2) Mr. Kelly joined the Company on October 30, 2000, as Senior Vice President - Merchandising. From 1995 until 2000, Mr. Kelly served in senior management positions at Goody's Family Clothing, Inc., a chain of family specialty stores with annual sales volume in 1999 in excess of $1 billion. At the time of his departure from Goody's, Mr. Kelly was Executive Vice President and General Merchandise Manager, with responsibilities for the Merchandise and Planning & Distribution functions.

(3) Mr. Reynolds joined the Company on April 12, 1999. Prior to joining the Company, Mr. Reynolds served as Senior Vice-President at Rack Room Shoes, a retail chain with approximately 340 shoe stores and approximately $400 million in annual sales in 1998, from September 1984 to the end of January 1999, with responsibility for Finance, Information Systems, Human Resources, Real Estate, Distribution and Logistics.

(4) Mr. Swedin joined the Company in March 1992 as Vice President - Store Operations. He was promoted to Senior Vice President - Store Operations in January 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to its most recent fiscal year, the Company believes that except for two filings regarding the reacquisition of a limited number of stock options from Mr. Swedin and Mr. Reynolds in October and November which should have been filed on Form 4, but were filed on Form 5 on March 18, 2003, all of its executive officers, directors and persons who may have been deemed to be greater than 10% stockholders during the year ended February 1, 2003, have timely made all filings required to be made under Section 16(a) of the Securities Exchange Act of 1934, as amended.

  ITEM 11.       EXECUTIVE COMPENSATION



The following table sets forth the compensation during fiscal 2002, 2001 and 2000 of each of the Company's Named Executive Officers.


                                                      Summary Compensation Table
                            ---------------------------------------------------------------------------------------------------
                                        Annual Compensation                                  Long-Term Compensation
                                                                                                      Awards
                            -------------------------------------------------     ---------------------------------------------
                                                                     Other
                                                                     Annual       Restricted     Securities       All Other
 Name and                   Fiscal      Salary        Bonus       Compensation       Stock       Underlying     Compen-sation
 Principal Position           Year        ($)        ($)(1)         ($)(2)        Awards ($)     Options (#)        ($)(3)
 -------------------------- --------- ------------- ------------- -----------     ------------ ---------------- ---------------
 Leonard M. Snyder (4)      2002         500,000      170,000        201,355           43,813                0          24,184
 Executive Chairman &       2001         500,000      190,000         90,254            4,023                0          16,405
 Chief Executive Officer    2000          19,231       50,000              0           62,341           14,286               0

 Thomas R. Kelly (5)        2002         300,000        2,500              0            6,134            2,250           7,347
 Senior Vice President -    2001         300,000            0         71,626                0            2,858           4,697
 Merchandising              2000          75,000            0              0                0           14,286               0

 H. Dane Reynolds           2002         275,000        2,500        104,521            6,134            2,250          12,397
 Senior Vice President &    2001         264,192            0              0                0            4,286          10,714
 CFO                        2000         249,231            0              0                0            4,286           7,943

 Ronald C. Swedin           2002         245,000        2,500              0            6,134            2,250          17,314
 Senior Vice                2001         245,000            0              0                0            4,286          15,733
 President-Store            2000         242,923            0              0                0            4,286          10,172
 Operations

 (1) There were no bonuses paid for fiscal 2002 under the Company's management bonus plan since the Company did not achieve the minimum level of earnings required to pay bonuses. See "Compensation Committee Report On Executive Compensation." The bonus shown for Mr. Snyder in fiscal 2002 was paid pursuant to his individual Employment Contract, less $10,000, which Mr. Snyder elected to waive. The remaining bonuses shown were paid as a part of a cost savings incentive program for the third and fourth quarters of fiscal 2002.

 (2) The amounts shown in this column were paid for reimbursement of taxes and/or relocation expenses. In respect to Mr. Snyder, this amount also includes reimbursements for certain travel and living expenses. It also includes a tax gross-up for a stock award of $26,012, as outlined in his contract. The Company's top managers also receive certain non-cash compensation in the form of personal benefits. Although the value of such compensation cannot be determined precisely, the Company has determined that such compensation did not exceed $10,000 to any of the Named Executive Officers during any of fiscal 2002, 2001 or 2000.

 (3)   "All Other Compensation" for fiscal 2002 includes the following:

     o contributions of $1,300 to the Company's 401(k) Plan on behalf of each of Messrs. Snyder, Reynolds and Swedin to match 2002 pre-tax elective deferral contributions (included under "Salary") made by each to such plan;
     o contributions of $15,562, $1,450 and $5,074 on behalf of Messrs. Snyder, Reynolds and Swedin for the Company's contributions under the deferred compensation plan;
     o premium payments of $1,080, $1,944, $1,188, and $1,588 for the benefit of Messrs. Snyder, Kelly, Reynolds, and Swedin, respectively, in order to continue a level of life insurance coverage not otherwise available under the Company's standard life insurance plan;
     o premium payments of $504, $4,782 and $2,935 for the benefit of Messrs. Kelly, Reynolds, and Swedin, respectively, in order to continue a level of disability coverage not otherwise available under the Company's standard disability plan;
     o medical reimbursements in the amounts of $6,243, $3,366, $2,144 and $4,884 to each of Messrs. Snyder, Kelly, Reynolds, and Swedin, respectively; and
     o tax gross-ups in the amount of $1,533 to each of Messrs. Kelly, Reynolds and Swedin to offset income taxes resulting from the award of restricted stock.

 (4) Mr. Snyder became Executive Chairman and Chief Executive Officer on January 15, 2001.

 (5) Mr. Kelly joined the Company in October 2000.

Stock Options

The following table sets forth information regarding option grants with respect to Common Stock made by the Company to the Named Executive Officers during fiscal 2002.

                                                      Option Grants in Last Fiscal Year

                                               Individual Grants
-------------------------------------------------------------------------------------------------------------------------------
                                Number of Securities     % of Total Options                                        Grant Date
                                 Underlying Options     Granted to Employees    Exercise Price     Expiration     Present Value
                                    Granted (#)               in 2002               ($/Sh)          Date (1)         ($)(2)
                                    -----------               -------               ------          --------         ------

Name
-----------------
Leonard M. Snyder                           --                    0.0%                   --               --             --
Thomas R. Kelly                          2,250                    6.8%                 1.75       02/28/2012          2,750
H. Dane Reynolds                         2,250                    6.8%                 1.75       02/28/2012          2,750
Ronald C. Swedin                         2,250                    6.8%                 1.75       02/28/2012          2,750

(1) The option plan(s) pursuant to which the options were granted and/or stock option agreements provide for earlier expiration dates under certain conditions.

(2) The grant date present value was calculated using the Black-Scholes option pricing model assuming an expected volatility of 140%, a risk-free rate of return of approximately 2.5%, a dividend yield of 0%, and an estimated option life of approximately 1.1 years from the exercisability date.

Option Exercises

The following table sets forth information with respect to the Named Executive
Officers concerning unexercised options held as of the end of the 2002 fiscal year. None of the Named Executive Officers exercised options in fiscal 2002.

                 Aggregated Option Exercises in Last Fiscal Year
                           and Year-End Option Values

                                                                         Number of Securities      Value of Unexercised
                                                                        Underlying Unexercised     In-the-Money Options
                                                                            Options at 2002           at 2002 Fiscal
                                  Shares Acquired          Value         Fiscal Year-End (#)           Year-End ($)
                                    on Exercise           Realized           Exercisable/              Exercisable/
 Name                                   (#)                 ($)             Unexercisable           Unexercisable (1)
 -------------------                -----------           --------          --------------          -----------------
 Leonard M. Snyder                       0                   0                  35,715 / 0                      0 / 0
 Thomas R. Kelly                         0                   0              10,001 / 9,393                      0 / 0
 H. Dane Reynolds                        0                   0              10,715 / 7,250                      0 / 0
 Ronald C. Swedin                        0                   0               9,287 / 4,393                      0 / 0

(1) Based on the difference between the option exercise price and $0.43, the closing price of the Common Stock on NASDAQ on January 31, 2003.

Equity Compensation Plan Information

         The following table provides information as of February 1, 2003, with respect to the Company's compensation plans under which the Company's equity securities are authorized for issuance:

                                                   Number of
                                                securities to be                                Number of securities
                                                  issued upon                                  remaining available for
                                                  exercise of          Weighted-average         future issuance under
                                                  outstanding          exercise price of      equity compensation plans
                                               options, warrants     outstanding options,       excluding securities
                   Plan Category                   and rights       warrants and rights ($)        already issued
       ----------------------------------      -----------------    -----------------------     --------------------
       Equity compensation plans approved
       by stockholders (1)                          260,999                  8.750                     107,743

       Equity compensation plans not
       approved by stockholders (2)                 107,287                  4.726                      25,000
                Total                               368,286                  7.578                     132,743

(1) Consists of 21,847 shares of Common Stock issuable on the exercise of options granted under the Company's 1988 Stock Option Plan, 194,495 shares under the Company's 1991 Stock Option Plan and 44,657 shares of Common Stock issuable on the exercise of options granted under the Company's Directors Stock Option Plan.

(2) Consists of 47,144 shares of Common Stock issuable on the exercise of options granted under individual inducement plans for awarded to various officers upon joining the company and 60,143 shares of Common Stock under warrants to Enhanced Retail Funding, LLC for value received.

Effective October 11, 2002, the Company adopted the Directors deminimis Plan to encourage and enable members of the Board to acquire Common Stock in order to promote a closer identification of their interests with those of the Company and its stockholders. Under the Directors deminimis Plan, the Compensation Committee is authorized to award shares or issue options to purchase up to an aggregate of 8,333 shares of Common Stock to members of the Board. The exercise price, vesting and term of options issued under the Directors deminimis Plan will be determined by the Compensation Committee at the time of grant.

Effective October 11, 2002, the Company adopted the Management deminimis Plan to encourage and enable selected senior management employees to acquire shares of Common Stock in order to promote a closer identification of their interests with those of the Company and its stockholders. Under the Management deminimis Plan, the Compensation Committee is authorized to award shares or issue options to purchase up to an aggregate of 16,667 shares of Common Stock to selected senior management employees. The exercise price, vesting and term of options issued under the Management deminimis Plan will be determined by the Compensation Committee at the time of grant.

EMPLOYMENT CONTRACTS AND DEFERRED COMPENSATION ARRANGEMENTS

All executive officers of the Company are parties to employment contracts with the Company. The Company entered into an employment contract with Mr. Snyder effective as of January 15, 2001, regarding his services as Executive Chairman and interim Chief Executive Officer. (See "Mr. Snyder's Fiscal 2002 Compensation" under "Compensation Committee Report on Executive Compensation" below.)

The Company entered into an employment agreement with Mr. Reynolds on April 12, 1999, which provides for a minimum term of two years, and, as an inducement for Mr. Reynolds to join the Company, a grant of an option to purchase 11,429 shares of Common Stock. The employment contracts of Messrs. Reynolds, Kelly and Swedin provide for the continuation of base salary for a period of six months after the date of involuntary termination of employment without cause, with provisions for up to an additional six months of severance payments if other employment has not commenced by the end of such six month period. In December 1998, the Board, upon the unanimous recommendation of the Compensation Committee, approved amendments to the contracts of the then current executive officers. These amendments provide that, in the event of a "Change of Control" followed by an "Employment Event," as such terms are defined in such contracts, severance payments are extended, all unvested stock options immediately vest and any restrictions on Restricted Stock lapse.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Decisions on compensation of the Company's executives generally are made by the Compensation Committee of the Board. Each member of the Compensation Committee is an "independent" director, as defined in Rule 4200(a)(14) of the NASD's listing standards. All decisions by the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by the full Board. The Compensation Committee is providing the following report.

Compensation Policies Toward Executive Officers

The Company's executive compensation policies are designed to provide incentives to meet the Company's annual and long-term performance goals, recognize individual initiative and achievements, and provide competitive levels of compensation in order to attract and retain qualified executives. The Compensation Committee annually reviews the Company's corporate performance and that of its executives and sets target levels of compensation at its discretion. As a result, the executive officers' actual compensation levels in any particular year may be above or below those of the Company's competitors, depending upon Company-wide and individual performance.

The Compensation Committee believes that stock ownership by management and stock-based performance compensation arrangements are useful tools to align the interests of management with those of the Company's stockholders. Accordingly, the Compensation Committee grants options and, in certain cases, stock, to designated members of the Company's management and provides compensation packages based in part upon personal and earnings goals.

The Omnibus Budget Reconciliation Act of 1993 denies publicly traded companies the ability to deduct for federal income tax purposes certain compensation paid to top executive officers in excess of $1 million per person per annum. The Compensation Committee intends to administer the Company's executive compensation programs in such a way that compensation for executive officers generally will be fully deductible under the Internal Revenue Code of 1986, as amended, including submitting plans for stockholder approval where necessary and determining compensation on an objective basis. However, in order to maintain flexibility to attract and retain qualified executives, the Compensation Committee may allow for non-deductible compensation.

Executive Officer Compensation

The incentive compensation plan for fiscal 2002 provided for bonuses based upon individual performance, coupled with corporate performance tied to earnings before interest, taxes, depreciation and amortization ("EBITDA"). In general, the approach has been to tie the percentage of bonus attributable to corporate performance to each individual's level of responsibility and potential impact on such corporate performance. A three-tier bonus structure was adopted for fiscal 2002, with a minimum of $5,000,000 in EBITDA required before any bonus could be earned by an executive officer. The Compensation Committee set a threshold of $9,000,000 in EBITDA for 100% maximum bonuses to be paid. Performance goals are set at the beginning of each fiscal year and communicated to the participating members of the Company's management. Based upon actual EBITDA in fiscal 2002, the Company did not meet the corporate performance component for bonuses in fiscal 2002; accordingly, no bonus awards were made to Named Executive Officers under this plan. A separate incentive plan was developed for the third and fourth quarters to focus on cost savings as compared to budgeted expenses. This program paid out $2,500 to each Messrs. Reynolds, Kelly and Swedin. Mr. Snyder received $170,000 pursuant to his employment agreement, as amended, during fiscal 2002. While the agreement was for $180,000, Mr. Snyder unilaterally elected to waive $10,000 of this amount.

Mr. Snyder's Fiscal 2002 Compensation

At the request of the Board, and pursuant to an amendment of his contract effective February 2, 2002, Mr. Snyder agreed to serve in the capacity of Chairman and Chief Executive Officer through fiscal 2002. Such contract, as revised, provides for:

o a base salary commensurate with that for fiscal 2001 of $500,000 per annum;
o right to participate in the Company's 2002 bonus plan for executives, with a minimum guaranteed bonus of $180,000;
o a grant of 25,000 shares of Common Stock with vesting on a date to be set by the Compensation Committee, which grant may be made from stock previously bought back by the Company under its Stock Repurchase Program;
o a tax cash gross-up equal to the greater of $25,000 or 33 1/3% of the value of such shares;
o continuation of certain living and travel expenses;
o payment of any base salary, minimum guaranteed bonus, and a tax cash gross-up on restricted stock due for the remaining term of the contract, plus a lump sum payment of $250,000 in the event of termination "without cause;" and
o in the event of an "Employment Event" arising from a "Change of Control", as such terms are defined in his employment contract, a lump sum payment of $750,000, together with the balance payable for the remainder of his term under such employment contract and any amount unpaid as of such date with respect to the minimum guaranteed bonus and tax gross-up on Mr. Snyder's stock grant.
o the appointment to the position of Non-Executive Chairman upon appointment of a new Chief Executive Officer.

Compensation Committee
Laurie M. Shahon, Chairman
Renee M. Love

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
               Among One Price Clothing Stores, Inc., Russell 2000
                    Index and NASDAQ Retail Trade Stock Index
Performance Graph

The following graph compares the cumulative total stockholder return on the Common Stock for the last five fiscal years with cumulative total returns of the Russell 2000 Index (a broad equity market index) and the NASDAQ Retail Trade Stock Index (an industry index). The stock performance shown in the graph below is not necessarily indicative of future price performance.

The Performance Graph assumes the investment of $100 on December 31, 1997, and the reinvestment of any and all dividends.


              COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$ 300    ______________________________________________________
        |          O                                           |
        |                                                      |
        |                                                      |
        |                                                      |
  250   |______________________________________________________|
        |                                                      |
        |                                                      |
        |                                                      |
        |                                                      |
  200   |______________________________________________________|
        |                                                      |
        |                                                      |
        |                                                      |
        |                     O                                |
  150   |______________________________________________________|
        |                                                      |
        |                                                      |
        |          N          R          R                     |
        |                                           R          |
  100   X__________R__________N________________________________|
        |                                           N          R
        |                                                      |
        |                                N                     N
        |                                                      |
   50   |________________________________O_____________________|
        |                                                      |
        |                                           O          |
        |                                                      |
        |                                                      |
    0   |__________|__________|__________|__________|__________O
        1997      1998      1999       2000       2001      2002

O = One Price Clothing Stores, Inc.
N = Nasdaq Retail Trade Stocks
R = Russell 2000 Index
X = All indexes (initial investment of $100)


  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


 The following table sets forth, as of May 19, 2003, except as otherwise noted, information regarding the persons known by the Company to own beneficially more than five percent of the outstanding shares of the Common Stock. Information regarding security ownership of individual directors is included under "Election of Directors" below and information regarding security ownership of management is included under "Security Ownership of Management" below. Unless otherwise indicated in the notes to the table, the Company believes that the persons named in the table have sole voting and dispositive power with respect to all of the shares of Common Stock shown as beneficially owned by them.


 Name and Address                               Amount and Nature                     Percentage of Total
of Beneficial Owner                          of Beneficial Ownership                  Outstanding Shares
-------------------                          -----------------------                  ------------------
Henry D. Jacobs, Jr.                                 496,629 (1)                             16.52%
320 Dale Drive
Spartanburg, SC 29307

FMR Corp.                                            293,986 (2)                              9.78%
82 Devonshire Street
Boston, MA 02109

Ashraf Adhi                                          232,705 (3)                              7.74%
Mohammad Ayub Sorathia
Muhammad Munaf Atara
1950 Sugar Lake Court
Lawrenceville, GA  30043-5050

Dimensional Fund Advisors Inc.                       197,143 (4)                              6.56%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

(1) Mr. Jacobs is a founder of the Company and the former Chairman of the Board. He retired as Chairman on June 10, 1998. The information regarding ownership of shares was derived from the Schedule 13G filed by Mr. Jacobs with the SEC on February 12, 2002. According to such Schedule 13G, Mr. Jacobs has sole voting and dispositive power with respect to 449,486 shares. The figure shown includes 47,143 shares owned by Mr. Jacobs' spouse, as to which he may be deemed to share voting and dispositive power but disclaims beneficial ownership.

(2) The information regarding ownership of shares was derived from the Schedule 13G of FMR Corp. ("FMR") dated February 14, 2002. The Schedule 13G states that Fidelity Management & Research Company ("Fidelity") is a wholly owned subsidiary of FMR and an investment advisor to various investment companies, including the Fidelity Low-Priced Stock Fund ("Fidelity Fund"), and that Fidelity Fund owns all of the indicated shares. According to the
     Schedule 13G, Fidelity Fund's Board of Trustees has sole voting power with respect to all of the indicated shares. Each of Mr. Edward C. Johnson III, FMR, through control of Fidelity, and the Fidelity Fund has power to dispose of all of the shares indicated. Through ownership of common stock of FMR and a shareholder's agreement, members of the Johnson family (including Ms. Abigail Johnson) may be deemed to form a controlling group with respect to FMR.

(3) The information regarding ownership of shares of this group of three individual filers was derived from the Schedule 13G dated January 22, 2002. This Schedule 13G states that the total shares owned are owned beneficially by each member individually, and that such shares were acquired and are held in the ordinary course of business and were not acquired and are not held for the purpose of or with the intent of changing or influencing the control of the issuer of the securities and were not acquired and are not held in connection with or as a participant in any transaction having such purpose or effect. Certain members of this group, including Mr. Muhammad Munaf Atara, have supplied merchandise to the Company for several years. In fiscal 2001 purchases from such group, including Mr. Atara, were not material.

(4) The information regarding ownership of shares was derived from the Schedule 13G of Dimensional Fund Advisors Inc. ("Dimensional") dated February 3, 2003. All of the indicated shares are owned by advisory clients of Dimensional, none of which to the knowledge of Dimensional owns more than 5% of the Common Stock. In its role as investment adviser or manager, Dimensional possesses voting and/or dispositive power with respect to all of the indicated shares. Dimensional disclaims beneficial ownership of all of the indicated shares.

SECURITY OWNERSHIP OF MANAGEMENT

   The following table provides information as of May 19, 2003, regarding stock ownership by the Chief Executive Officer and each other executive officer required to be disclosed in the "Summary Compensation Table" of this Proxy Statement ("Named Executive Officers") and of all current directors and executive officers of the Company, as a group:



                                                                             Amount and Nature
                                                                               of Beneficial            Percentage of Total
Name                                 Principal Occupation                        Ownership              Outstanding Shares (1)
---------------                      --------------------                      -------------            ----------------------

Leonard M. Snyder                    Executive Chairman and Chief                86,713 (3)                          2.85%
                                     Executive Officer (2)


Thomas R. Kelly                      Senior Vice President -                     20,209 (4)                           (8)
                                     Merchandising


H. Dane Reynolds                     Senior Vice President & Chief               22,923 (5)                           (8)
                                     Financial Officer


Ronald C. Swedin                     Senior Vice President - Store               23,894 (6)                           (8)
                                     Operations


All directors and executive                                                     214,659 (7)                          7.3%
officers as a group (9 persons)

---------------------
(1) Pursuant to Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, percentages have been computed on the assumption that shares of Common Stock that can be acquired within 60 days of May 19, 2003 upon the exercise of options or the lapse of the risks of forfeiture under grants of Restricted Stock by a given person are outstanding, but no other shares similarly subject to acquisition by other persons are outstanding.

(2)  See "Directors."

(3) The figure shown includes 35,715 shares subject to presently exercisable stock options and 18,574 shares of Restricted Stock, of which 8,572 shares carry a risk of forfeiture subject to certain conditions.

(4) This figure includes 13,680 shares of Common Stock subject to stock options presently exercisable.

(5) This figure includes 17,965 shares of Common Stock subject to stock options presently exercisable. On October 22, 2002, Mr. Reynolds voluntarily agreed to forfeit options to purchase 4,286 shares of Common Stock for the sum of $324.88 as a response to an option buyback offer approved by the Compensation Committee.

(6) This figure includes 13,680 shares of Common Stock subject to stock options presently exercisable. On November 22, 2002, Mr. Swedin voluntarily forfeited certain options to purchase 9,859 shares of Common Stock with no remuneration for such forfeitures.

(7) This figure includes 111,407 shares of Common Stock subject to stock options presently exercisable and 7,145 shares granted pursuant to stock options that vest on the business day prior to the Annual Meeting, subject to certain conditions.

(8)  Less than one percent (1%).

  The executive officers of the Company are appointed by the Board and serve at the pleasure of the Board.


  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INTERESTED PARTY TRANSACTIONS

         Ms. Shahon and Ms. Love served on the Compensation Committee of the Board during fiscal 2002. Ms. Shahon serves as Chairman of this committee. Mr. Snyder is Chairman of the Board and is also Chief Executive Officer of the Company. No person serving on the Compensation Committee or on the Company's Board of Directors is an executive officer of another entity for which an executive officer of the Company serves on such entity's board of directors or compensation committee.

         On April 16, 1998, Mr. Snyder was appointed to the Board and entered into an agreement with the Company to serve initially as a consultant to the Board, with compensation for such consulting position set at $130,000 per year. Pursuant to this agreement, and following his election to the Board by the stockholders, his consultancy ended and the Board appointed him Non-Executive Chairman, with annual compensation for all Board-related activities of $150,000, together with a bonus based upon pre-tax earnings of the Company. As an inducement to entering into his agreement with the Company, Mr. Snyder received an option to purchase 22,857 shares of Common Stock at an exercise price of $6.20 per share, the average of the high and low prices of the stock as of the date of grant, April 16, 1998. This option is wholly vested. In December 1998, Mr. Snyder's agreement with the Company was amended to provide for an extension of severance benefits upon the occurrence of a "Change of Control" coupled with a "Trigger Event," as such terms are defined in such agreement. This amendment extends such severance from a period of 12 months to 24 months. In addition, should a "Change of Control" occur, all of Mr. Snyder's options not yet vested would vest immediately and the risk of forfeiture under his Restricted Stock grants would expire. In 1999, Mr. Snyder's agreement was amended to permit him to participate in the Company's Director Stock Option Plan, and in May 2000, Mr. Snyder's agreement was further amended to permit him to participate in a five-tier bonus plan similar to the Company's Executive Bonus Plan.

         Following Mr. Snyder's appointment as Executive Chairman and interim Chief Executive Officer on January 15, 2001, the Company substantially revised its letter of understanding regarding Mr. Snyder's services as Non-Executive Chairman. This revised letter of understanding, which is dated February 7, 2001, provides that upon appointment of a permanent Chief Executive Officer, Mr. Snyder, in his capacity as Chairman, will receive: (i) compensation totaling $240,000 per annum, with a bonus to be determined; (ii) a termination payment of $250,000 if relieved of his duties other than as provided for in such letter of understanding; and (iii) a lump sum payment of $500,000 if he is relieved of his duties following a "Change of Control" as defined in this letter of understanding. This letter of understanding was extended for two additional years by an amendment dated February 13, 2002.


  ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation. Accordingly, no corrective actions have been required to be taken.


  PART IV

  ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1.   Financial Statements
           The following financial statements of One Price Clothing Stores, Inc. are included in Part II, Item 8:

                    Independent Auditors' Report
                    Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002

                    Consolidated Statements of Operations for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

                    Consolidated Statements of Shareholders' Equity for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

                    Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

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

  (a) 3. Exhibits, including those incorporated by reference (in accordance with Item 601 of Regulation S-K)

           Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on Page 58 of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ONE PRICE CLOTHING STORES, INC.

Date:  May 19, 2003                           /s/ Leonard M. Snyder
                                              ----------------------------------
                                              Leonard M. Snyder
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer
                                              (principal executive officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 23, 2003                            /s/ H. Dane Reynolds
                                               ---------------------------------
                                               H. Dane Reynolds
                                               Senior Vice President and Chief
                                               Financial Officer (principal
                                               financial officer and principal
                                               accounting officer)

Date:  May 23, 2003                            /s/ Laurie M. Shahon
                                               ---------------------------------
                                               Laurie M. Shahon
                                               Director

Date:  May 23, 2003                            /s/ Malcolm L. Sherman
                                               ---------------------------------
                                               Malcolm L. Sherman
                                               Director

Date:  May 23, 2003                            /s/ Allan Tofias
                                               ---------------------------------
                                               Allan Tofias
                                               Director

Date: May 23, 2003                             /s/ Renee M. Love
                                               ---------------------------------
                                               Renee M. Love
                                               Director

Date: May 23, 2003                             /s/ Robert J. Stevenish
                                               ---------------------------------
                                               Robert J. Stevenish
                                               Director

CERTIFICATIONS:

I, Leonard M. Snyder, certify that:

         1. I have reviewed this annual report on Form 10-K of One Price Clothing Stores, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 23, 2003


/s/ Leonard M. Snyder
Leonard M. Snyder
Chief Executive Officer

I, H. Dane Reynolds, certify that:

         1. I have reviewed this annual report on Form 10-K of One Price Clothing Stores, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 23, 2003


/s/ H. Dane Reynolds
H. Dane Reynolds
Chief Financial Officer



                         ONE PRICE CLOTHING STORES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


          COL. A                  COL. B                           COL. C                          COL. D           COL. E
 ------------------------- ---------------------- ------------------------------------------ ------------------- --------------

       DESCRIPTION                                                ADDITIONS
                                                  ------------------------------------------
                           Balance at             Charged to                   Charged       Deduction -         Balance
                           Beginning of           Cost &                       to Other-     Describe (1)        at End of
                           Period                 Expenses                     Describe                          Period

 ------------------------- ---------------------- ------------------------------------------ ------------------- --------------


  FISCAL YEAR ENDED
  FEBRUARY 1, 2003

  Allowance for
  doubtful accounts               $  128,000          $  532,000                              $  548,000            $   112,000
                                  ==========          ==========                              ==========            ===========


  FISCAL YEAR ENDED
  FEBRUARY 2, 2002

  Allowance for
  doubtful accounts               $   76,000         $   456,000                              $  404,000             $  128,000
                                  ==========         ===========                              ==========             ==========


  FISCAL YEAR ENDED
  FEBRUARY 3, 2001

  Allowance for
  doubtful accounts                $  94,000         $   228,000                              $  246,000             $   76,000
                                   =========         ===========                              ==========             ==========

  FISCAL YEAR ENDED
  FEBRUARY 1, 2003

  Valuation allowance on
  net deferred tax assets         $10,091,000         $7,904,000                              $        -            $17,995,000
                                  ===========         ==========                              ==========            ===========


  FISCAL YEAR ENDED
  FEBRUARY 2, 2002

  Valuation allowance on
  net deferred tax assets         $        -         $10,091,000                              $        -            $10,091,000
                                  ==========         ===========                              ==========            ===========


  FISCAL YEAR ENDED
  FEBRUARY 3, 2001

  Valuation allowance on
  net deferred tax assets          $       -         $         -                              $        -             $        -
                                   =========         ===========                              ==========             ==========



(1) Deductions pertain to write-offs charged against the allowance for returned customer checks.

                         ONE PRICE CLOTHING STORES, INC.
                                  EXHIBIT INDEX

Exhibit
Number     Description

3(a) Certificate of  Incorporation  of the Registrant,  as amended through April
     1987: Incorporated by reference to the Exhibit of the same number to Registrant's Registration Statement on Form S-1, filed April 10, 1987 (File No. 33-13321) ("the S-1").

3(a)(1)  Certificate  of  Amendment  of  Certificate  of  Incorporation  of  the
     Registrant: Incorporated by reference to the Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994 (File No. 0-15385).

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

4(c) Amended  and  Restated  Shareholder  Rights  Agreement  by and  between the
     Registrant and Continental Stock Transfer and Trust Company as rights agent dated as of October 25, 2000: Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (File No. 0-15385) ("the October 2000 Form 10-Q").

4(d) Loan and Security Agreement by and between Congress  Financial  Corporation
     (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated March 25, 1996: Incorporated by reference to the Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995 (File No. 0-15385).

4(d)(1) Amendment  Number One to the Loan and Security  Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated May 19, 1997: Incorporated by reference to
     Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 0-15385) ("the April 1997 Form 10-Q").

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

4(d)(3) Amendment Number Three to the Loan and Security Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 19, 1998: Incorporated by reference to the Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998 (File No. 0-15385) ("the 1997 Form 10-K").

4(d)(4) Amendment Number Four to the Loan and Security  Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing Stores - U.S. Virgin Islands, Inc. as Borrowers dated January 31, 1999: Incorporated by reference to the Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 0-15385) ("the 1998 Form 10-K").

4(d)(5) Amendment Number Five to the Loan and Security  Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 23, 2000: Incorporated by reference to the Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 0-15385) ("the 1999 Form 10-K").

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

4(d)(7) Amendment Number Seven to the Loan and Security Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant, One Price Clothing Stores, Inc. of Puerto Rico and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated February 9, 2001 : Incorporated by reference to Exhibit 4(d)(7) to the Registrant's Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 0-15385) ("the 2000 Form 10-K").

4(d)(8) Amendment Number Eight to the Loan and Security Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated September 13, 2001: Incorporated by reference to Exhibit 10(c) to the July 2001 Form 10-Q.

4(d)(9)  Amendment  Number Nine the Loan and  Security  Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated November 12, 2001: Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly report on Form 10-Q for the quarter ended November 3, 2001 (File No. 0-15385) ("the October 2001 Form 10-Q").

4(d)(10) Amendment Number Ten to the Loan and Security  Agreement by and between
     Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated December 12, 2001 : Incorporated by reference to Exhibit 10(b) the October 2001 Form 10-Q.

4(d)(11) Amendment Number Eleven to the Loan and Security Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated January 31, 2002: Incorporated by reference to Exhibit 4(d)(11) to the Registrant's Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 0-15385) ("the 2001 Form 10-K").

4(d)(12) Amendment Number Twelve to the Continuing Commercial Credit Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated September 25, 2002: Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly report on Form 10-Q for the quarter ended November 2, 2002 (File No. 0-15385) (the "October 2002 Form 10-Q").

4(d)(13)+  Amendment  Number  Thirteen  to  the  Continuing   Commercial  Credit
     Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated April 2, 2003.

4(d)(14)+  Amendment  Number  Fourteen  to  the  Continuing   Commercial  Credit
     Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated May 16, 2003.

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

4(g) Amended and Restated Credit Agreement by and between Carolina First Bank as
     Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated June 21, 2002: Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 0-15385) (the "July 2001 Form 10-Q").


4(g)(1) Amendment Number One to the Amended and Restated Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated November 1, 2002: Incorporated by reference to
     Exhibit 10(b) to the October 2002 Form 10-Q.

4(g)(2)+ Amendment Number Two to the Amended and Restated Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated January 30, 2003.

4(g)(3)+ Amendment Number Three to the Amended and Restated Credit Agreement by and between Carolina First Bank as Lender and the Registrant, One Price Clothing of Puerto Rico, Inc. and One Price Clothing - U.S. Virgin Islands, Inc. as Borrowers dated April 30, 2003.

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

10(c)(2)  Directors  Deminimis  Stock  Incentive  Plan dated  October 11,  2002:
     Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly report on Form 10-Q for the quarter ended November 2, 2002 (File No. 0-15385) (the "October 2002 Form 10-Q").

10(c)(3)  Management  Deminimis  Stock  Incentive  Plan dated  October 11, 2002:
     Incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly report on Form 10-Q for the quarter ended November 2, 2002 (File No. 0-15385) (the "October 2002 Form 10-Q").

10(d)* Form of Employment Agreement between Registrant and Henry D. Jacobs, Jr.:
     Incorporated by reference to Exhibit 10(j) to the 1988 Form 10-K.

10(e)*  Addendum  to  Employment  Agreement  dated  March 6,  1997  between  the
     Registrant and Henry D. Jacobs, Jr.: Incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 0-15385) ("the 1996 Form 10-K").

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

10(g)(1)*  Amendment  Number  One  dated  March 14,  1996 to One Price  Clothing
     Stores,  Inc.  Director  Stock  Option Plan:  Incorporated  by reference to
     Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996 (File No. 0-15385).

10(g)(2)* Amendment  Number Two dated June 9, 1999 to One Price Clothing Stores,
     Inc. Director Stock Option Plan: Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 0-15385) ("the July 1999 Form 10-Q").

10(h)*  Agreement  dated  March 25, 1997  between  the  Registrant  and Henry D.
     Jacobs, Jr.: Incorporated by reference to Exhibit 10(n) to the 1996 Form 10-K.

10(i)* Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated April 16, 1998 and Amendments to Letter of Understanding and Consulting Agreement dated December 22, 1998 and October 8, 1999 between the Registrant and Leonard M. Snyder:
     Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 0-15385).

10(i)(1)* Amendment to Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated February 7, 2001 between the Registrant and Leonard M. Snyder. :Incorporated by reference to
     Exhibit 10(k)(1) to the 2000 Form 10-K.

10(i)(2)* Amendment to Letter of Understanding regarding Non-Executive Chairman of the Board position and Consulting Agreement dated February 3, 2002 between the Registrant and Leonard M. Snyder: Incorporated by reference to
     Exhibit 4(d)(11) to the 2001 Form 10-K.

10(j)* Employment  Agreement  dated January 15, 2001 between the  Registrant and
     Leonard M. Snyder. : Incorporated by reference to Exhibit 10(l) to the 2000 Form 10-K.

10(j)(1)* Amendment Number One dated August 6, 2001 to the Employment Agreement by and between the Registrant and Leonard M. Snyder: Incorporated by reference to Exhibit 10(b) to the July 2001 Form 10-Q.

10(j)(2)*  Amendment  Number  Two  dated  February  3,  2002  to the  Employment
     Agreement  by  and  between  the   Registrant   and  Leonard  M.  Snyder  :
     Incorporated by reference to Exhibit 4(d)(11) to the 2001 Form 10-K.

10(k)* Stock Option  Agreement  dated April 16, 1998 between the  Registrant and
     Leonard Snyder: Incorporated by reference to Exhibit 10(g) to the April 1998 Form 10-Q.

10(l)* Employment  Agreement  dated March 30, 1992 and  Amendment to  Employment
     Agreement dated February 4, 1997 and amended December 28, 1998 between the Registrant and Ronald Swedin: Incorporated by reference to Exhibit 10(o) to the 1998 Form 10-K.

10(m)* Employment  Agreement  dated April 12, 1999 between the Registrant and H.
     Dane Reynolds: Incorporated by reference to Exhibit 10(r) to the 1998 Form 10-K.

10(n)* Employment  Agreement  dated October 20, 2000 between the  Registrant and
     Thomas R. Kelly: Incorporated by reference to Exhibit 10(a) to the October 2000 Form 10-Q.

10(o)* One Price Clothing  Stores,  Inc.  Deferred  Compensation  Plan effective
     January 1, 2000 and the related Trust Agreement effective January 27, 2000, between Carolina First Bank as Trustee and the Registrant: Incorporated by reference to Exhibit 10(q) to the 1999 Form 10-K.

10(p)*  One  Price  Clothing  Stores,   Inc.  Deferred   Compensation  Plan  for
     Non-Employee Directors effective January 1, 2000 and the related Trust Agreement effective January 27, 2000, between Carolina First Bank as Trustee and the Registrant: Incorporated by reference to Exhibit 10(r) to the 1999 Form 10-K.

10(q)Lease Agreement by and between One Price Clothing Stores, Inc. as Tenant and One Price Realty, Inc. as Landlord dated June 17, 1997: Incorporated by reference to Exhibit 10(f) to the July 1997 Form 10-Q.

10(r)(1) Common Stock Warrant  Agreement  dated  February 21, 2001 and Amendment
     Number One to Common Stock Warrant Agreement dated January 31, 2002 by and between the Registrant and GB Retail Funding, LLC : Incorporated by reference to Exhibit 4(d)(11) to the 2001 Form 10-K.

10(r)(2) Common Stock Warrant Agreement dated September 13, 2001 by and between the Registrant and Enhanced Retail Funding, LLC: Incorporated by reference to Exhibit 10(d) to the July 2001 Form 10-Q.

10(r)(3)  Amendment  Number One dated  January 31, 2002 to Common Stock  Warrant
     Agreement dated September 13, 2001 by and between the Registrant and Enhanced Retail Funding, LLC: Incorporated by reference to Exhibit 4(d)(11) to the 2001 Form 10-K.

10(r)(4) Common Stock Warrant Agreement dated January 31, 2002 by and between the Registrant and Enhanced Retail Funding, LLC: Incorporated by reference to Exhibit 4(d)(11) to the 2001 Form 10-K.


21   Subsidiaries of the Registrant

23   Consent of Independent Accountants

99.1 Certification Required By Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Required By Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------------------------
* Denotes a management contract or compensatory plan or agreement.
+ Filed herewith.

(b) Reports on Form 8-K.

                On January 14, 2003, the Company filed Form 8-K to report that the Company's listing for its outstanding common shares transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective January 15, 2003.

                 On April 8, 2003 the Company filed Form 8-K to report that the
             Company issued a press release announcing its earnings for the three-month and twelve-month periods ended February 1, 2003. Financial statements were attached. In addition, the Company announced the amendment of its revolving credit facility with Congress Financial (Southern), an affiliate of Wachovia Corporation.

(c) Exhibits.
             The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules.
             The response to this portion of Item 15 is submitted as a separate section of this report.