Form 10-Q
period 2003-05-03
ONE PRICE CLOTHING STORES INC
filed 2003-06-23
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 3, 2003.

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
Yes  X            No
    -------          ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes               No   X
    -------          ------


The number of shares of the registrant's common stock outstanding as of June 18, 2003 was 3,014,753.

                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - May 3, 2003, February 1, 2003 and May 4, 2002

                  Condensed consolidated statements of operations - Three-month periods ended May 3, 2003 and May 4, 2002

                  Condensed consolidated statements of cash flows - Three-month periods ended May 3, 2003 and May 4, 2002

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

SIGNATURES

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                           May 3,             February 1,           May 4,
                                                                            2003                 2003                2002
                                                                      ------------------   ------------------   ----------------
Assets                                                                                            (1)
CURRENT ASSETS
   Cash and cash equivalents                                        $         1,033,000   $        2,034,000   $     3,201,000
   Merchandise inventories                                                   53,353,000           49,277,000        57,760,000
   Other current assets                                                      10,545,000            7,073,000        11,611,000
                                                                      -------------------  ------------------   ---------------
   TOTAL CURRENT ASSETS                                                      64,931,000           58,384,000        72,572,000
                                                                      -------------------  ------------------   ---------------

PROPERTY AND EQUIPMENT, at cost                                              76,328,000           75,457,000        74,375,000
   Less accumulated depreciation                                             43,893,000           42,476,000        38,848,000
                                                                      ------------------   ------------------   ---------------
                                                                             32,435,000           32,981,000        35,527,000
                                                                      ------------------   ------------------   ---------------

DEFERRED INCOME TAXES                                                           954,000            1,007,000         2,916,000
                                                                      ------------------   ------------------   ---------------

OTHER ASSETS                                                                  5,280,000            4,967,000         4,668,000
                                                                      ------------------   ------------------   ---------------
                                                                    $       103,600,000   $       97,339,000   $   115,683,000
                                                                      ==================   ==================   ===============

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        48,465,000   $       38,183,000   $    40,113,000
   Revolving credit agreement                                                33,972,000           32,863,000        33,159,000
   Current portion of long-term debt                                          1,552,000            1,489,000         2,625,000
   Income taxes payable                                                         496,000              433,000           401,000
   Sundry liabilities                                                         6,998,000            6,649,000         6,119,000
                                                                      ------------------   ------------------   ---------------
   TOTAL CURRENT LIABILITIES                                                 91,483,000           79,617,000        82,417,000
                                                                      ------------------   ------------------   ---------------

LONG-TERM DEBT                                                                9,846,000           10,371,000        10,917,000
                                                                      ------------------   ------------------   ---------------
OTHER NON-CURRENT LIABILITIES                                                 3,502,000            3,231,000         2,588,000
                                                                      ------------------   ------------------   ---------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized and unissued 500,000 shares
   Common stock, par value $0.01 --
     Authorized 10,000,000 shares; issued and outstanding
     3,014,753, 3,006,019, and 3,004,519, respectively                           30,000               30,000            30,000
   Additional paid-in capital                                                11,581,000           11,581,000        11,503,000
   (Accumulated deficit) retained earnings                                  (12,801,000)          (7,450,000)        8,278,000
   Less:  Treasury stock at cost - 7,150, 7,150 and 8,650
     shares, respectively                                                       (41,000)             (41,000)          (50,000)
                                                                      ------------------   ------------------   ---------------
                                                                             (1,231,000)           4,120,000        19,761,000
                                                                      ------------------   ------------------   ---------------
                                                                    $       103,600,000   $       97,339,000   $   115,683,000
                                                                      ==================   ==================   ===============

(1) Derived from audited financial statements
See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                                  Three-Month Period Ended
                                                                               -------------------------------
                                                                                  May 3,           May 4,
                                                                                   2003             2002
                                                                               --------------  ---------------

NET SALES                                                                   $     77,178,000  $    87,310,000
Cost of goods sold, exclusive of depreciation and
amortization shown separately below                                               49,951,000       54,071,000
                                                                               --------------  ---------------
GROSS MARGIN                                                                      27,227,000       33,239,000
                                                                               --------------  ---------------

Selling, general and administrative expenses                                      21,410,000       21,780,000
Store rent and related expenses                                                    8,679,000        8,377,000
Depreciation and amortization expense                                              1,676,000        1,728,000
Interest expense                                                                     790,000          911,000
                                                                               --------------  ---------------
                                                                                  32,555,000       32,796,000
                                                                               --------------  ---------------

(LOSS) INCOME BEFORE INCOME TAXES                                                 (5,328,000)         443,000
Provision for income taxes                                                            24,000            9,000
                                                                               --------------  ---------------
NET (LOSS) INCOME                                                           $     (5,352,000) $       434,000
                                                                               ==============  ===============


Net (loss) income per common share - basic                                  $          (1.78) $          0.15
                                                                               ==============  ===============


Net (loss) income per common share - diluted                                $          (1.78) $          0.14
                                                                               ==============  ===============

Weighted average number of common shares
   outstanding -- basic                                                            3,014,753        2,987,829
                                                                               ==============  ===============

Weighted average number of common shares
   outstanding - diluted                                                           3,014,753        2,997,534
                                                                               ==============  ===============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                                    Three-Month Period Ended
                                                                                             ---------------------------------------
                                                                                                   May 3,               May 4,
                                                                                                    2003                 2002
                                                                                             -------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                       $        (5,352,000)  $         434,000
   Adjustments to reconcile net income to net cash provided by Operating activities:
       Depreciation and amortization                                                                 1,676,000           1,728,000
       Provision for compensation - common stock awards                                                      -              22,000
       (Increase) decrease in other non-current assets                                                  (2,000)            113,000
       Increase in other non-current liabilities                                                       331,000              97,000
       Loss on disposal of property and equipment and impairment charges                               193,000             181,000
       Changes in operating assets and liabilities                                                   3,206,000            (304,000)
                                                                                             -------------------   -----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        52,000           2,271,000
                                                                                             -------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                              (1,160,000)         (1,670,000)
   Purchases of other non-current assets                                                              (157,000)           (187,000)
                                                                                             -------------------   -----------------
       NET CASH USED IN INVESTING ACTIVITIES                                                        (1,317,000)         (1,857,000)
                                                                                             -------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from revolving credit agreement                                                    1,109,000           1,075,000
   Repayment of long-term debt                                                                        (186,000)            (77,000)
   Debt financing costs incurred                                                                      (326,000)            (36,000)
   Payment of capital lease obligations                                                               (276,000)           (411,000)
   Decrease in amount due to related parties                                                           (57,000)            (41,000)
                                                                                             -------------------   -----------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       264,000             510,000
                                                                                             -------------------   -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (1,001,000)            924,000
Cash and cash equivalents at beginning of period                                                     2,034,000           2,277,000
                                                                                             -------------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $         1,033,000   $       3,201,000
                                                                                             ===================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                          $           747,000   $         806,000
    Income taxes paid                                                                                  261,000             131,000
    Non-cash investing and financing activity:
        Issuance of common stock awards                                                                      -             106,000

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One Price Clothing Stores, Inc. and Subsidiaries

NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of One Price Clothing Stores, Inc. and its subsidiaries, all of which are wholly-owned (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month period ended May 3, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 (fiscal 2003). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003 (fiscal 2002).

The Company's sales and operating results are seasonal. Historically, sales and operating results have been higher in the first quarter (February - April) and second quarter (May - July) and lower in the third quarter (August - October) and fourth quarter (November - January).


Effect of New Accounting Pronouncements

In April 2003, Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. Because the Company presently has no derivative instruments, adoption is expected to have no effect on its financial statements or disclosures.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not completed its evaluation of what, if any, the impact this Statement will have on the Company's financial statements or disclosures.

Stock-Based Compensation

The Company applies the principles of Accounting Principles Board ("APB") Opinion 25 in accounting for employee stock option plans (the intrinsic value method). The exercise price of the options granted during the fiscal periods presented was fair market value. Accordingly, under APB 25, no compensation cost has been recognized in the Company's financial statements for the three-month periods ended May 3, 2003 and May 4, 2002. Had compensation cost been determined on the basis of SFAS 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal periods presented. The total fair value of stock options granted was estimated at $21,000 and $70,000 for the three-month periods ended May 3, 2003 and May 4, 2002, respectively, based upon the Black-Scholes option pricing model.

Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123 (as amended), the Company's compensation cost (net of tax), net (loss) income and net (loss) income per common share, basic and diluted, would have been affected as indicated in the pro-forma amounts below:

                                                                               Three-Month Period Ended
                                                                       -----------------------------------------
                                                                             May 3,                 May 4,
                                                                              2003                   2002
                                                                       ----------------        ----------------

Compensation costs recognized using APB Opinion 25                     $            --         $            --

Compensation costs if recognized under SFAS 123,
   net of income taxes of $0 and $0                                    $        21,000         $        70,000

Net (loss) income                           Actual                     $    (5,352,000)        $       434,000
                                            Pro-forma                  $    (5,373,000)        $       364,000

Net (loss) income per share - basic         Actual                     $         (1.78)        $          0.15
                                            Pro-forma                            (1.79)        $          0.12

Net (loss) income per share - diluted       Actual                     $         (1.78)        $          0.14
                                            Pro-forma                  $         (1.79)        $          0.12


NOTE B - FINANCIAL RESULTS AND LIQUIDITY

Pending Equity Investment and Enhancements to Credit Facilities

As part of its plan to improve its overall liquidity and capital resources, as more fully discussed below, the Company has recently entered into a stock purchase agreement with an investment firm for a $7,000,000 investment of new equity in the Company. In addition, the Company has reached an agreement in principle with its existing lenders to amend its existing credit facility to, among other things, increase the maximum credit from $44,650,000 to $54,650,000, Closing of the stock purchase and the enhanced working capital facility is subject to certain conditions, including the Company obtaining certain concessions from its existing vendors and finalization of documentation reflecting the agreed upon enhancements to its existing credit facility. Subject to satisfying these conditions, the stock purchase and related transactions are expected to close on or before June 30, 2003. However, there can be no assurance that the stock purchase or amendment to increase the credit facility will be completed.


Operations and Strategies

The Company has incurred operating losses during its three most recent fiscal years and the quarter ended May 3, 2003, and as of May 3, 2003, the Company had a substantial working capital deficit. These recent losses have been exacerbated by difficult economic conditions existing in the retail market within which the Company operates. The Company responded to this recurring loss situation by:

o signing a stock purchase agreement with an investment firm to purchase $7,000,000 of newly issued shares of common and preferred stock in the Company, subject to certain conditions (See above);
o agreeing in principle with its existing lenders to increase the maximum amount available under its credit facility to $54,650,000, amending its credit facility to revise the amortization schedule of its existing $3,150,000 term loan and adding the Company's credit card receivables to the borrowing base, subject to certain conditions (See above);
o refocusing the store development strategy by reducing the number of new store openings while focusing on relocating and expanding existing stores in proven locations, including several large stores. The Company plans to continue this store development approach during fiscal 2003, including the opening or reconfiguration of approximately nine large stores which will offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store" (the "tri-box store");
o implementing a revised merchandising strategy which focuses resources on higher margin, faster-turning women's and children's apparel and women's accessories categories and eliminates and/or de-emphasizes low-margin, slow-turning categories of merchandise (including gifts, home furnishings, children's accessories, uniforms and men's apparel). The Company plans to continue this focused merchandising approach during fiscal 2003;
o implementing a marketing and advertising strategy involving targeted programs for specific regions, including direct mail, newspaper inserts, in-store collateral and electronic media.
o implementing changes in its distribution system to increase efficiencies including increasing the amount of floor-ready merchandise and thereby reducing processing costs; and
o initiating efforts to reduce selling, general and administrative expense.

Since the end of fiscal 2002, the Company has experienced a negative sales trend as compared with the same period in prior fiscal years, even after adjusting for the decrease in the number of stores the Company operates. The Company's net sales for the first seventeen weeks of fiscal 2003 were 12.6% below those for the same seventeen weeks of fiscal 2002 which is well below the level of sales assumed in the Company's fiscal 2003 business plan. Comparable store sales for the first seventeen weeks of fiscal 2003 decreased 10.7% as compared with the same period in fiscal 2002 and the Company has experienced similar sales trends during the first two weeks of fiscal June. This difficult sales trend has occurred in one of the historically strongest net sales periods of the Company's fiscal year.

The current sales trend has negatively affected the Company's liquidity and capital resources in the first quarter of 2003. If this sales trend continues to persist in the second quarter of 2003, historically the largest sales volume and most profitable quarter of the Company's fiscal year, the Company may not continue to be in compliance with its covenants under its credit facility with its primary lender. This credit facility subjects the Company to certain covenants requiring a minimum level of quarterly earnings before interest, taxes, depreciation and amortization (EBITDA), a minimum quarterly gross profit percentage and certain sales and inventory receipt levels that are measured monthly. There can be no assurance that the Company's primary lender would waive any instances of non-compliance with financial covenants or amend the credit agreement to adjust such financial covenants. As a result, if the trend of declining net sales continues, the Company's results of operations and its liquidity and capital resources could continue to be negatively affected as funds may not be available under its revolving credit facility and its cash flow may not be sufficient to meet the Company's cash needs to operate its business.

The Company has developed a plan to address these issues. This plan is designed to provide for additional equity being invested in the Company and to restructure current financing arrangements (see "Pending Equity Investment and Enhancements to Credit Facilities" above), continue focusing merchandising efforts on its higher-margin, core apparel items, reduce operating expenses, and continue its investment in its tri-box store concept while identifying under-performing stores for closure. The Company's ability to meet all obligations as they come due for fiscal 2003, including planned capital expenditures, is dependent upon the success in achieving the objectives of this plan. Additionally, achieving the results contained within the fiscal 2003 business plan will require a reversal of the current negative sales trend. If the current negative sales trend being experienced is not reversed, or if the Company is not successful in obtaining a new equity investment in amounts and terms acceptable to the Company, meeting obligations as they come due will require additional cash generated from operations, including increases in outstanding amounts of trade accounts payable. There can be no assurance that, should this be necessary, the Company will be successful in extending the balance in trade accounts payable and still procure inventory in the quantities and mix required to achieve its forecasted level of sales. There also can be no assurance that the Company will be successful in achieving the objectives of its plan as outlined above, its forecasted results of operations and financial condition, and in meeting its obligations as they come due. The existence of the uncertainties as to the Company's ability to achieve these objectives, raises substantial doubt as to the Company's ability to continue as a going concern.

Management expects that these strategies will contribute to improved results of operations and financial condition during the remainder of fiscal 2003. However, because there are certain risks and uncertainties related to achieving these results, including the success of the development of the tri-box store development concept, the availability of first quality merchandise from vendors on acceptable terms and the availability of sufficient capital to execute these plans, there is no assurance that these strategies will lead to the expected level of improvement.

NOTE C - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares (when dilutive) outstanding. Common equivalent shares consist of shares under option and warrants. Amounts shown do not reflect the effect of the pending investment of new equity discussed in "Pending Equity Investment and Enhancements to Credit Facilities," herein. A reconciliation of basic and diluted weighted average shares outstanding is presented below:


                                                                        Three-Month Period Ended
                                                                   -----------------------------------
                                                                       May 3,             May 4,
                                                                        2003               2002
                                                                   ---------------    ----------------
Weighted average number of common
   shares outstanding - basic                                           3,014,753           2,987,829

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                                        --               9,705
                                                                   ---------------    ----------------

Weighted average number of common
   shares outstanding - diluted
                                                                        3,014,753           2,997,534
                                                                   ===============    ================

Common stock equivalents of 364,637 for the quarter ended May 3, 2003 were excluded from the computation of diluted earnings per share because such common stock equivalents were anti-dilutive.


NOTE D - CREDIT FACILITIES

The Company has a credit facility with its primary lender that includes a revolving credit agreement of up to $40,000,000 (including a letter of credit sub-facility of up to $25,000,000) through July 2005. Borrowings under the Company's revolving credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Amounts outstanding under the revolving credit agreement of $33,972,000 and $33,159,000 as of May 3, 2003 and May 4, 2002, respectively, are classified as current liabilities in the accompanying consolidated balance sheets. Under the revolving credit agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined in such agreement, plus 2.25%. The credit facility also includes a $4,000,000 term loan. At May 3, 2003, a balance of $3,150,000 remained on this term loan, of which $550,000 is classified in current liabilities and $2,600,000 is classified in long-term debt in the consolidated balance sheet. A final principal payment on the term loan of $2,150,000 is due in July 2004. This summary of terms does not reflect the potential enhancements to the Company's credit facilities described in "Pending Equity Investment and Enhancements to Credit Facilities" herein.

Maximum borrowings under the revolving credit agreement and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in such agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At May 3, 2003, the Company had approximately $2.4 million of excess availability under the borrowing base formula (see also the related debt covenant discussed below). The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit agreement. Under the term loan portion of the revolving credit agreement, the borrowings bear interest at the rate of 15.0% per annum.

The Company's revolving credit agreement contains certain financial and non-financial covenants, which the Company amended in April and May 2003. Among other things, these covenants prohibit the Company from paying dividends, restrict the ability of the Company to incur additional indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $1,500,000. With the amendments referred to above, the Company was in full compliance with covenants both as of quarter end and since quarter-end.

The Company's amended credit agreement with its primary lender contains financial covenants, measured monthly, that require the Company to meet certain required levels of sales and establishes minimum levels of inventory purchases. In addition, beginning in the second quarter of fiscal 2003, the Company is subject to certain covenants, which will be measured quarterly, requiring a minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum gross profit percentage. Achieving results of operations and financial condition for fiscal 2003 at levels that result in the Company complying with all financial covenants depends upon the Company meeting certain targets of net sales, gross margin and operating expenses. If the Company is not successful in achieving these targets, the Company may not satisfy certain financial covenants during fiscal 2003. The Company has been successful in obtaining amendments to its credit agreement with its primary lender in the past and, if necessary, would seek additional amendments or waivers to the requirements of current covenants. There can be no assurance that the Company would be successful in obtaining an amendment or waiver from its primary lender should it not be in compliance with a financial covenant during fiscal 2003.

The Company also has an agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 which expires on the earlier of June 30, 2003 or termination of the Company's revolving credit agreement with its primary lender. Under this agreement, which was amended in January and April 2003, the Company is required to maintain a $5,000,000 minimum level of adjusted working capital (computed without regard to borrowings outstanding under the revolving credit agreement). Letters of credit issued under the agreement are collateralized by inventories purchased using such letters of credit. The Company does not plan to renew this facility and, after June 30, 2003, the Company expects to utilize a portion of the proposed increase in the maximum credit of its revolving credit agreement for letters of credit previously provided under this separate letter of credit facility. See "Pending Equity Investment and Enhancements to Credit Facilities" herein.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices including land, buildings, fixtures and improvements. The mortgage agreement, which had a principal balance outstanding of $6,910,000 at May 3, 2003, is payable in consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of May 3, 2003 and May 4, 2002, and the related condensed consolidated statements of operations for the three-month periods then ended and the related condensed consolidated statements of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the condensed consolidated financial statements and Note B to the annual financial statements for the year ended February 1, 2003 (not presented herein), certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B to the respective consolidated financial statements.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of February 1, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 16, 2003, we expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
June 19, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act of 1995

All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," "projects," "should," "will," "plans" and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The statements may address items such as the anticipated benefits from the support and participation of its proposed new equity partner, future sales, earnings expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned capital expenditures and future cash needs. In addition, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. There are a number of important factors that could cause the Company's actual results in fiscal 2003 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions; fluctuations in interest rates and other economic factors; the military action in Iraq and its effect on consumer spending; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; access to additional debt or equity financing; the effect of litigation resulting from the Company's operations; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time and in "Certain Considerations," contained herein. In addition, there is no guarantee that the Company will be successful in meeting the closing conditions necessary for the completion of the investment of new equity in the Company or the enhancements to its working capital facility contemplated in this report. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

FINANCIAL SUMMARY

The following table sets forth, for the periods ended May 3, 2003 and May 4, 2002, certain financial statement elements expressed as a percentage of net sales:

                                                                          Period Ended
                                                           --------------------------------------------

                                                               May 3, 2003            May 4, 2002
                                                           --------------------- ----------------------
PERCENTAGE OF NET SALES
Net sales                                                          100.0%                100.0%
Cost of goods sold, exclusive of depreciation and
amortization shown separately below                                 64.7%                 61.9%
                                                                   ------                ------
Gross margin                                                        35.3%                 38.1%
                                                                   ------                ------
Selling, general and administrative expenses                        27.7%                 24.9%
Store rent and related expenses                                     11.2%                  9.6%
Depreciation and amortization expense                                2.2%                  2.0%
Interest expense                                                     1.0%                  1.0%
                                                                   ------                ------
                                                                    42.2%                 37.6%
                                                                   ------                ------

(Loss) income before income taxes                                   (6.9%)                 0.5%
Provision for income taxes                                             -%                    -%
                                                                   ------                ------
Net (loss) income                                                   (6.9%)                 0.5%
                                                                   ======                ======

Stores in operation at period-end                                    590                   623
                                                                   ======                ======

Results of Operations

Net sales for the three-month period ended May 3, 2003 decreased 11.6% compared with the same time period in 2002. The decrease in year-over-year net sales was primarily due to a comparable store sales decrease of 10.0% in the first quarter of fiscal 2003 and to operating thirty fewer stores in the current three-month period. Management believes that this comparable store sales decrease was due primarily to the continued cool and wet weather in many of its markets as well as consumer economic uncertainty due, in part, to the conflict in Iraq. The Company considers stores that have been open 18 months or more to be comparable, and there were 583 such stores at May 3, 2003.

During the first quarter of fiscal 2003, the Company relocated or expanded seven of its existing stores. In addition, the Company closed seven under-performing stores. At May 3, 2003, the Company operated 590 stores, thirty-three fewer than at quarter-end last year. The Company's stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales decreased in the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002 as a result of lower sales in the first quarter of fiscal 2003. Markdowns, distribution and merchandising costs increased as a result of a lack of sales leverage due to these lower sales year-over-year.

Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales in the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002. SG&A expenses were higher as a percentage of net sales primarily due to a lack of sales leverage due to lower sales in the first quarter of fiscal 2003 compared with fiscal 2002. In the first quarter of fiscal 2003, SG&A expenses decreased in dollars compared with the same time period in fiscal 2002 primarily due to reducing operating costs in the Company's corporate offices and to lower store costs as a result of operating thirty fewer stores year-over-year.

Store rent and related expenses increased in dollars in the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002 due to an 8.9 percent increase in the Company's average store rent. The increase in average store rent and related expenses was primarily due to the Company's continuing store expansion strategy of opening larger stores with higher rents while closing older stores with lower average rent costs. Management seeks to minimize increases in store rent expense through renegotiating lease terms, relocating stores, and leveraging rent increases through strategies intended to increase sales by focusing on key categories and reformatting stores where necessary.

Depreciation and amortization decreased in dollars in the first quarter of fiscal 2003 compared with the same period last year as a result of operating thirty fewer stores year-over-year. Depreciation and amortization increased as a percentage of sales in the first quarter of fiscal 2003 compared with the same period last year as a result of a lack of sales leverage due to lower sales.

Interest expense remained at 1.0% of net sales in both the first quarter of fiscal 2003 and 2002 due to lower average interest rates in 2003, offset by a lack of sales leverage as a result of lower sales year-over-year.

The Company's effective income tax rate of 2.0% in the first quarter of fiscal 2002 reflects the Company's estimate of its effective tax rate expected for the full fiscal year. At May 3, 2003, the Company's gross deferred income tax assets of $19.6 million were offset by a full valuation allowance of $18.0 million against these deferred income tax assets. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided against the related net deferred income tax assets. Management will continue to assess the adequacy of or the need for the valuation allowance based upon future operations.

Pending Equity Investment and Enhancements to Credit Facilities

As part of its plan to improve its overall liquidity and capital resources, as more fully discussed below, the Company has recently entered into a stock purchase agreement with an investment firm for a $7,000,000 investment of new equity in the Company. In addition, the Company has reached an agreement in principle with its existing lenders to amend its existing credit facility, to among other things, increase the maximum credit from $44,650,000 to $54,650,000. Closing of the stock purchase agreement and the enhanced working capital facility is subject to certain conditions, including the Company obtaining certain concessions from its existing vendors and finalization of documentation reflecting the agreed upon enhancements to its existing credit facility. Subject to satisfying these conditions, the stock purchase and related transactions are expected to close on or before June 30, 2003. However, there can be no assurance that the stock purchase or amendment to increase the credit facility will be completed.

Outlook and Business Strategy

The Company has incurred operating losses during its three most recent fiscal years and the quarter ended May 3, 2003, and as of May 3, 2003, the Company had a substantial working capital deficit. These recent losses have been exacerbated by difficult economic conditions existing in the retail market within which the Company operates. Since the end of fiscal 2002, the Company has experienced a negative sales trend as compared with the same period in prior fiscal years, even after adjusting for the decrease in the number of stores the Company operates. The Company's net sales for the first seventeen weeks of fiscal 2003 were 12.6% below those for the same seventeen weeks of fiscal 2002 which is well below the level of sales assumed in the Company's fiscal 2003 business plan. Comparable store sales for the first seventeen weeks of fiscal 2003 decreased 10.7% as compared with the same period in fiscal 2002 and the Company has experienced similar sales trends during the first two weeks of fiscal June. This difficult sales trend has occurred in one of the historically strongest net sales periods of the Company's fiscal year.

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

The current sales trend has negatively affected the Company's liquidity and capital resources in the first quarter of fiscal 2003. If this sales trend continues to persist in the second quarter of fiscal 2003, historically the largest sales volume and most profitable quarter of the Company's fiscal year, the Company may not continue to be in compliance with certain of its covenants under its credit facility with its primary lender. This credit facility subjects the Company to certain covenants requiring a minimum level of quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA"), a minimum quarterly gross profit percentage and certain sales and inventory receipt levels that are measured monthly. There can be no assurance that the Company's primary lender would waive any instances of non-compliance with certain financial covenants or amend the credit agreement to adjust such financial covenants (see "Liquidity and Capital Resources" herein). As a result, if the trend of declining net sales continues, the Company's results of operations and its liquidity and capital resources could continue to be negatively affected because funds may not be available under its revolving credit facility and its cash flow may not be sufficient to meet the Company's cash needs to operate its business.

The Company has developed a plan to address these issues. This plan is designed to provide for additional equity being invested in the Company and restructuring its current financing arrangements (see "Pending Equity Investment and Enhancements to Credit Facilities" herein) and continuing its merchandising, expense reduction and tri-box store development strategies as further outlined below. The Company's ability to meet all obligations as they come due for fiscal 2003, including planned capital expenditures, is dependent upon the success in achieving the objectives of this plan. However, because there is no assurance as to the Company's ability to be successful in achieving its objectives as outlined below, substantial doubt exists as to the Company's ability to continue as a going concern.

To address the potential cash flow issues that a continued negative net sales trend would create, the Company has entered into a stock purchase agreement with an investment firm for a $7,000,000 investment of new equity in the Company. In addition, the Company has reached an agreement in principle with its existing lenders to amend its existing credit facility to, among other things, increase the maximum credit from $44,650,000 to $54,650,000. Closing of both the stock purchase and the enhanced working capital facility is subject to certain conditions, including the Company obtaining certain concessions from its existing vendors and finalization of documentation reflecting the enhancements to its existing credit facility. There can be no assurance that the Company will be successful in its efforts to improve its liquidity and capital resources through such securities sales, refinancing its existing credit facilities or otherwise.

The Company plans to continue to focus its merchandising efforts to improve the current trend in net sales by, among other things, continuing to focus on its higher-margin core apparel merchandise categories of women's and children's apparel and women's accessories. However, the general decreases in consumer spending in recent months have impacted the pricing at which merchandise must be offered and this has had a negative impact on gross margin which could continue. Given the continuing economic uncertainty and lower demand for apparel, management intends to maintain conservative inventory levels. In addition, the Company plans to continue to focus its efforts on maintaining its tight expense controls. In fact, since the end of fiscal 2002, the Company has reduced its corporate office and field management workforce by approximately 10%.

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

Liquidity and Capital Resources

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion and the related growth in merchandise inventories. The Company historically has relied upon cash provided by operations and borrowed funds from its revolving credit facility to meet its liquidity needs. During the Company's three most recent fiscal years, the Company has primarily relied upon its credit facilities to offset cash used in operations and to expand, relocate and open new stores. Because of its relatively fixed cost structure and existing levels of debt, management considers its primary risk to liquidity to be its ability to generate adequate levels of net sales and gross margin while effectively controlling operating expenses. The Company relies on net sales and resultant gross margin to provide sufficient cash flow to meet its financial obligations. When net sales and gross margin levels have not been sufficient in the past, the Company has drawn funds under its credit facilities and/or negotiated with its lenders to provide additional availability to meet its liquidity needs.

The operating issues outlined above (see "Outlook and Business Strategy" herein) have created additional needs for liquidity. The Company has developed a plan to address these issues. This plan is designed to provide for additional equity being invested in the Company and the restructuring of its current financing arrangements (see "Pending Equity Investment and Enhancements to Credit Facilities" contained herein), continue focusing merchandising efforts on its higher-margin, core apparel items, reduce operating expenses, and continue its investment in its tri-box store concept while identifying under-performing stores for closure. The Company's ability to meet all obligations as they come due for fiscal 2003, including planned capital expenditures, is dependent upon the success in achieving the objectives of this plan. Additionally, achieving the results contained within the fiscal 2003 business plan will require a reversal of the current negative sales trend. If the current negative sales trend being experienced is not reversed, or if the Company is not successful in obtaining new equity investments in amounts and terms acceptable to the Company, meeting obligations as they come due will require additional cash generated from operations from increases in outstanding amounts of trade accounts payable. There can be no assurance that should this be necessary, the Company will be successful in extending the balance in trade accounts payable and still procure inventory in the quantities and mix required to achieve its forecasted level of sales. There can be no assurance that the Company will be successful in obtaining concessions from certain of its merchandise vendors as part of the conditions of closing its stock purchase agreement and enhancements to its credit facilities described in "Pending Equity Investment and Enhancements to Credit Facilities" herein. There also can be no assurance that the Company will be successful in achieving the objectives of its plan as outlined above, its forecasted results of operations and financial condition, and in meeting its obligations as they come due.

The Company's credit facilities consist of a revolving credit agreement and term loan with its primary lender, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. Collectively, the credit facilities contain certain financial and non-financial covenants, with which the Company was in compliance at May 3, 2003. Refer to Note D to the unaudited condensed consolidated financial statements for a detailed description of the Company's credit facilities.

In the first three months of fiscal 2003, borrowings on the Company's revolving credit facility were primarily used to fund capital expenditures. In the first three months of fiscal 2002, net cash provided by operations and borrowings on the Company's revolving credit facility were primarily used to fund capital expenditures.

The following schedule summarizes the changes to the Company's store portfolio:

                                                Three-Month Period Ended
                                            -------------------------------
                                            May 3, 2003         May 4, 2002
                                            -----------         -----------
New store openings                                   -                   3
Store relocations or expansions                      7                  11

At May 3, 2003, total merchandise inventories decreased 7.6% compared with total May 4, 2002. The decrease in total merchandise inventories was primarily attributable to a lower level of merchandise in-transit to the Company's stores as a result of decreasing its levels of imported merchandise compared with the same period in 2002, and decreasing the amount of time required to process and distribute merchandise to the stores. In preparation for the spring selling season, total merchandise inventories at the end of the first quarter of fiscal 2003 were 13.7% higher on an average store basis than at February 1, 2003 when inventories are typically lower. The level and source of inventories are subject to fluctuations because of the Company's seasonal operations and business conditions prevailing at the time.


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

The Company's success depends in large part on its ability to locate and purchase first-quality merchandise at attractive prices and acceptable credit terms. Management cannot be certain that such merchandise will continue to be available in the future, or that its credit terms will remain acceptable. Further, the Company may not be able to find and purchase such first-quality merchandise in quantities necessary to accommodate its operations. Although management believes that the Company's relationships with its vendors are good, the Company does not have long-term agreements with any vendor. As a result, the Company must continuously seek out buying opportunities from its existing suppliers and from new sources. The Company competes for these opportunities with other retailers, discount and deep-discount chains and mass merchandisers. Although the Company does not depend on any single vendor or group of vendors, and believes it can successfully compete in seeking out new vendors, a disruption in the availability of merchandise at attractive prices and acceptable terms could impair its business. In addition, the Company has recently entered into an exclusive stock purchase agreement with an investment firm for an investment of new equity in the Company and has reached an agreement in principle with its existing lenders for an increase in its working capital facility from $44,650,000 to $54,650,000. The closing of its stock purchase agreement and enhancements to its credit facilities is dependent upon the Company obtaining concessions from certain of its merchandise vendors as previously described in "Pending Equity Investment and Enhancements to Credit Facilities" herein.

The Company's business is subject to seasonality.

The Company has historically realized its highest levels of sales and operating results during the first and second quarters of its fiscal year (the quarters ending in April and July) because of heavy sales associated with the Easter and Mother's Day holidays. Historically, the Company has realized a significant portion of its net sales and net income during these two quarters. The Company's net sales for the first seventeen weeks of fiscal 2003 were 12.6% below those for the same seventeen weeks of fiscal 2002 which is well below the level of sales assumed in the Company's fiscal 2003 business plan. Any adverse events during the second quarter could therefore negatively affect the Company's financial performance. If for any reason, the Company's net sales during these seasons were below seasonal norms or its expectations, a seasonal merchandise inventory imbalance could result. If such an imbalance occurred, markdowns might be required to clear excess inventory. The Company's profitability and operating results could be adversely affected by higher than expected markdowns.

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

The Company has incurred operating losses for the past three fiscal years and had a deficiency in working capital as of May 3, 2003. These factors, as well as the uncertain retail environment in which the Company operates, have raised substantial doubt about the Company's ability to continue as a going concern. The Company has developed a plan to address these issues, which is detailed in the "Outlook and Business Strategy" section above. The Company's financial resources are limited and the amount of funding that the Company will require in the future is uncertain (see "Outlook and Business Strategy" and "Liquidity and Capital Resources" herein). If the Company's results of operations and/or proceeds from its pending sale of equity securities, sales of non-strategic assets and/or refinancing of certain indebtedness fall short of management's expectations, the Company's ability to fund its tri-box store development strategy, take advantage of opportunities, and/or respond to competitive pressures may be affected.

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

The market price of the Company's common stock has fluctuated substantially over the last several years. In the future, trading prices for its common stock could fluctuate significantly due to many factors, including:
o the depth of the market for the Company's common stock;
o changes in expectations of the Company's future financial performance, including financial estimates by securities analysts and investors;
o variations in the Company's operating results;
o conditions or trends in the Company's industry;
o additions or departures of key personnel;
o continued listing criteria;
o future sales of the Company's common stock.

The Company's common stock will not continue to be listed on The NASDAQ SmallCap Market.

On January 22, 2003, the Company received notification from NASDAQ that its common stock did not meet the $1.00 minimum bid price required by the NASDAQ SmallCap Market. As a result, the Company has a 180-day grace period through July 21, 2003 in which to come into compliance with the minimum bid price requirement for at least ten consecutive trading days or its common stock will be de-listed. On June 6, 2003, the Company received notification from NASDAQ that its common stock regained compliance with the minimum bid price requirement based on meeting the minimum requirement for ten consecutive trading days.

On April 14, 2003, the Company received notification from NASDAQ that its common stock did not meet the $1,000,000 minimum market value of publicly-held shares required by the NASDAQ SmallCap Market. As a result, the Company had a three-month grace period through July 14, 2003 in which to come into compliance with the minimum market value of publicly-held shares requirement for at least ten consecutive trading days or its common stock will be de-listed.

After reporting the net loss for the three-month period ended May 3, 2003, the Company's stockholders' equity no longer meets the minimum requirement of the NASDAQ SmallCap Market. Accordingly, the Company has requested that its common stock be de-listed and will apply to have its common stock quoted on the OTC Bulletin Board.


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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit agreement for the first three months of fiscal 2003 and fiscal 2002 would have increased pre-tax (loss) income by approximately $82,000 in both of the respective time periods.

Effect of New Accounting Pronouncements

In April 2003, Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. Because the Company presently has no derivative instruments, adoption is expected to have no effect on its financial statements or disclosures.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not completed its evaluation of what, if any, the impact this Statement will have on the Company's financial statements or disclosures.

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

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

                      10(a)+ Amendment Number Fifteen to the Continuing Commercial Credit Agreement by and between Congress Financial Corporation (Southern) as Lender and the Registrant and One Price Clothing of Puerto Rico, Inc. as Borrowers dated as of May 30, 2003.

                      10(b) Stock Purchase Agreement dated by and between Sun One Price, LLC and the Registrant dated June 18, 2003:
                      Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 19, 2003 (File No. 0-15385) (the "June 19, 2003 Form 8-K").

                      10(c) First Amendment to the Amended and Restated Shareholders' Rights Agreement by and between the Registrant and Continental Stock Transfer and Trust Company dated as of June 16, 2003: Incorporated by reference to Exhibit 10.2 to the June 19, 2003 Form 8-K.

                      99.1+ Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

                      99.2+ Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

                  On April 8, 2003 the Company filed Form 8-K to report that the Company issued a press release announcing its earnings for the three-month and twelve-month periods ended February 1, 2003. Financial statements were attached. In addition, the Company announced the amendment of its revolving credit facility with Congress Financial (Southern), an affiliate of Wachovia Corporation.

                  On June 19, 2003, the Company filed Form 8-K to report that the Company issued a press release announcing the execution of a stock purchase agreement with Sun One Price, LLC. In addition, the Company announced the execution of the First Amendment to the Amended and Restated Shareholders' Rights Agreement by and between the Registrant and Continental Stock Transfer and Trust Company dated as of June 16, 2003. A copy of the stock purchase agreement, the First Amendment to the Amended and Restated Shareholders' Rights Agreement and the press release were filed with Form 8-K.
                  -------------------------------------------------------------
                  +  Filed herewith.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date: June 23, 2003       /s/Leonard M. Snyder
                          ------------------------------------------------------
                          Leonard M. Snyder
                          Chairman of the Board of Directors and Chief Executive
                          Officer
                          (principal executive officer)

Date: June 23, 2003       /s/H. Dane Reynolds
                          ------------------------------------------------------
                          H. Dane Reynolds
                          Senior Vice President and Chief Financial Officer
                          (principal financial officer and principal
                          accounting officer)






































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


Date: June 23, 2003


/s/Leonard M. Snyder
-------------------------
Leonard M. Snyder
Chief Executive Officer





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


Date: June 23, 2003


/s/H. Dane Reynolds
-------------------------
H. Dane Reynolds
Chief Financial Officer