Form 10-Q
period 2003-08-02
ONE PRICE CLOTHING STORES INC
filed 2003-09-22
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 2, 2003.

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
            Yes   X           No
                -----            -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
            Yes               No   X
                -----            -----


The number of shares of the registrant's common stock outstanding as of September 4, 2003 was 8,411,304.

                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - August 2, 2003, February 1, 2003 and August 3, 2002

                  Condensed consolidated statements of operations - Three-month periods and six-month periods ended August 2, 2003 and August 3, 2002

                  Condensed consolidated statements of cash flows - Six-month periods ended August 2, 2003 and August 3, 2002

                  Notes to unaudited condensed consolidated financial statements

                  Independent accountants' report on review of interim financial information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Item 4.           Controls and Procedures


PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                          August 2,           February 1,          August 3,
                                                                            2003                 2003                2002
                                                                      ------------------   ------------------   ----------------
                                                                                                   (1)
Assets
CURRENT ASSETS
   Cash and cash equivalents                                       $          1,410,000 $          2,034,000 $       2,333,000
   Merchandise inventories                                                   52,463,000           49,277,000        53,559,000
   Other current assets                                                      10,448,000            7,073,000        11,274,000
                                                                      ------------------   ------------------   ---------------
   TOTAL CURRENT ASSETS                                                      64,321,000           58,384,000        67,166,000
                                                                      ------------------   ------------------   ---------------

PROPERTY AND EQUIPMENT, at cost                                              74,973,000           75,457,000        74,562,000
   Less accumulated depreciation                                             43,897,000           42,476,000        40,125,000
                                                                      ------------------   ------------------   ---------------
                                                                             31,076,000           32,981,000        34,437,000
                                                                      ------------------   ------------------   ---------------

DEFERRED INCOME TAXES                                                           778,000            1,007,000         2,845,000
                                                                      ------------------   ------------------   ---------------

OTHER ASSETS                                                                  6,126,000            4,967,000         4,953,000
                                                                      ------------------   ------------------   ---------------
                                                                   $        102,301,000  $        97,339,000  $    109,401,000
                                                                      ==================   ==================   ===============
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                $         40,745,000  $        38,183,000  $     36,355,000
   Revolving credit agreement                                                35,477,000           32,863,000        30,526,000
   Current portion of long-term debt                                          2,741,000            1,489,000         5,374,000
   Income taxes payable                                                         546,000              433,000           467,000
   Sundry liabilities                                                         6,650,000            6,649,000         6,159,000
                                                                      ------------------   ------------------   ---------------
   TOTAL CURRENT LIABILITIES                                                 86,159,000           79,617,000        78,881,000
                                                                      ------------------   ------------------   ---------------

LONG-TERM DEBT                                                               12,283,000           10,371,000         7,951,000
                                                                      ------------------   ------------------   ---------------
OTHER NON-CURRENT LIABILITIES                                                 3,494,000            3,231,000         2,670,000
                                                                      ------------------   ------------------   ---------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized 500,000 shares:
       Series A, authorized 100 shares; issued and
       outstanding 100, 0 and 0, respectively; convertible into
       common shares of 11,964,500, 0 and 0, respectively                            -                    -                  -
       Series B, authorized and un-issued 3,500 shares
   Common stock, par value $0.01 --
     Authorized 10,000,000 shares; issued and outstanding
     8,133,854, 3,006,019, and 3,006,019, respectively                           81,000               30,000            30,000
   Additional paid-in capital                                                18,390,000           11,581,000        11,520,000
   (Accumulated deficit) retained earnings                                  (18,065,000)          (7,450,000)        8,390,000
   Less:  Treasury stock at cost - 7,150 shares                                 (41,000)             (41,000)          (41,000)
                                                                      ------------------   ------------------   ---------------
                                                                                365,000            4,120,000        19,899,000
                                                                      ------------------   ------------------   ---------------
                                                                   $        102,301,000  $        97,339,000  $    109,401,000
                                                                      ==================   ==================   ===============
(1) Derived from audited financial statements
See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                 Three-Month Period Ended            Six-Month Period Ended
                                                              --------------------------------  ---------------------------------
                                                                August 2,        August 3,         August 2,        August 3,
                                                                  2003              2002             2003              2002
                                                              --------------   ---------------  ----------------  ---------------

NET SALES                                                   $    76,118,000  $     88,132,000 $     151,865,000 $    173,619,000
Cost of goods sold, exclusive of depreciation and
amortization, shown separately below                             54,074,000        55,136,000       103,101,000      108,066,000
                                                              --------------   ---------------  ----------------  ---------------
GROSS MARGIN                                                     22,044,000        32,996,000        48,764,000       65,553,000
                                                              --------------   ---------------  ----------------  ---------------

Selling, general and administrative expenses                     21,084,000        21,866,000        42,023,000       43,189,000
Store rent and related expenses                                   8,523,000         8,288,000        17,017,000       16,474,000
Depreciation and amortization expense                             1,677,000         1,705,000         3,339,000        3,413,000
Interest expense                                                    877,000           842,000         1,667,000        1,753,000
Forgiveness of debt                                              (5,414,000)                -        (5,414,000)               -
                                                              --------------   ---------------  ----------------  ---------------
                                                                 26,747,000        32,701,000        58,632,000       64,829,000
                                                              --------------   ---------------  ----------------  ---------------

(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                            (4,703,000)          295,000        (9,868,000)         724,000
Provision for income taxes                                            8,000           227,000            32,000          236,000
                                                              --------------   ---------------  ----------------  ---------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                         (4,711,000)           68,000        (9,900,000)         488,000

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of
  income taxes of $0 in all periods                                (552,000)           44,000          (715,000)          58,000
                                                              --------------   ---------------  ----------------  ---------------

NET (LOSS) INCOME                                           $    (5,263,000) $        112,000 $     (10,615,000)$        546,000
                                                              ==============   ===============  ================  ===============


(Loss) income per common share from continuing operations
  - basic                                                   $         (0.92) $           0.02 $          (2.44) $           0.16
(Loss) income per common share from discontinued
operations - basic                                                    (0.11)             0.02            (0.18)             0.02
                                                              --------------   ---------------  ----------------  ---------------
Net (loss) income per common share - basic                  $         (1.03) $           0.04 $          (2.62) $           0.18
                                                              ==============   ===============  ================  ===============


(Loss) income per common share from continuing operations
- diluted                                                   $         (0.92) $           0.02 $           (2.44)$           0.16
(Loss) income per common share from discontinued
operations - diluted                                                  (0.11)             0.02             (0.18)            0.02
                                                              --------------   ---------------  ----------------  ---------------
Net (loss) income per common share - diluted                $         (1.03) $           0.04 $           (2.62)$           0.18
                                                              ==============   ===============  ================  ===============

Weighted average number of common shares
   outstanding - basic                                            5,096,146         3,004,783         4,055,449        2,996,306
                                                              ==============   ===============  ================  ===============

Weighted average number of common shares
   outstanding - diluted                                          5,096,146         3,007,004         4,055,449        3,002,364
                                                              ==============   ===============  ================  ===============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                                 Six-Month Period Ended
                                                                                        ---------------------------------------
                                                                                            August 2,            August 3,
                                                                                              2003                 2002
                                                                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                  $      (10,615,000) $           546,000
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                                           3,365,000            3,453,000
       Provision for awards of common stock and warrants                                         471,000               48,000
       (Increase) decrease in other non-current assets                                            (8,000)              99,000
       Increase in other non-current liabilities                                                 334,000              198,000
       Deferred income taxes                                                                           -              200,000
       Loss on disposal of property and equipment and impairment charges                         743,000              300,000
       Changes in operating assets and liabilities                                               378,000              413,000
                                                                                        ------------------   ------------------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (5,332,000)           5,257,000
                                                                                        ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (1,776,000)          (2,276,000)
   Purchases of other non-current assets                                                        (281,000)            (354,000)
                                                                                        ------------------   ------------------
       NET CASH USED IN INVESTING ACTIVITIES                                                  (2,057,000)          (2,630,000)
                                                                                        ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from (repayment of) revolving credit agreement                               2,614,000           (1,558,000)
   Repayment of long-term debt                                                                  (390,000)            (133,000)
   Debt and equity financing costs incurred                                                   (1,849,000)            (264,000)
   Payment of capital lease obligations                                                         (545,000)            (572,000)
   Decrease in amount due to related parties                                                     (65,000)             (44,000)
   Issuance of common stock, preferred stock and warrants                                      7,000,000                    -
                                                                                        ------------------   ------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        6,765,000           (2,571,000)
                                                                                        ------------------   ------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (624,000)              56,000
Cash and cash equivalents at beginning of period                                               2,034,000            2,277,000
                                                                                        ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $        1,410,000   $        2,333,000
                                                                                        ------------------   ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                     $        1,433,000   $        1,602,000
    Income taxes paid                                                                             93,000              131,000
    Non-cash investing and financing activity:
        Issuance of common stock awards                                                                -              108,000


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and six-month periods ended August 2, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 (fiscal 2003). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003 (fiscal 2002).

The Company's sales and operating results are seasonal. Historically, sales and operating results have been higher in the first quarter (February - April) and second quarter (May - July) and lower in the third quarter (August - October) and fourth quarter (November - January).

Stock-Based Compensation

The Company applies the principles of Accounting Principles Board ("APB") Opinion 25 in accounting for employee stock option plans (the intrinsic value method). The exercise price of the options granted during the fiscal periods presented was fair market value. Accordingly, under APB 25, no compensation cost related to employee stock option awards has been recognized in the Company's financial statements for the six-month periods ended August 2, 2003 and August 3, 2002. Had compensation cost been determined on the basis of SFAS 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal periods presented. The total fair value of stock options granted was estimated at $23,000 and $126,000 for the six-month periods ended August 2, 2003 and August 3, 2002, respectively, based upon the Black-Scholes option pricing model.

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


                                                                               Six-Month Period Ended
                                                                      ----------------------------------------
                                                                         August 2,                August 3,
                                                                           2003                     2002
                                                                           ----                     ----

Compensation costs recognized using APB Opinion 25                     $          --           $           --

Compensation costs if recognized under SFAS 123,
   net of income taxes of $0 and $0                                    $      23,000           $      126,000

Net (loss) income                              Actual                  $ (10,615,000)          $      546,000
                                               Pro-forma               $ (10,638,000)          $      420,000

Net (loss) income per share - basic            Actual                  $       (2.62)          $         0.18
                                               Pro-forma               $       (2.62)          $         0.14

Net (loss) income per share - diluted          Actual                  $       (2.62)          $         0.18
                                               Pro-forma               $       (2.62)          $         0.14



NOTE B - FINANCIAL RESULTS AND LIQUIDITY

Equity Investment and Enhancements to Credit Facilities

On June 27, 2003, the Company obtained $7,000,000 in additional funding as a result of closing a transaction with Sun One Price, LLC ("Sun One Price"), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and three co-investors ("the Sun transaction"). In exchange for the $7,000,000, the Company issued to Sun One Price, 5,119,101 shares of its common stock, 100 shares of its preferred stock (which are convertible into 11,964,500 shares of common stock immediately upon amendment of the Company's certificate of incorporation) and an anti-dilution warrant, the result of which gave Sun One Price 85% of the voting rights of the Company's common stock. Upon conversion of the 100 shares of preferred stock to common stock, Sun One Price will own approximately 85% of the Company's common shares outstanding and will retain approximately 85% of the associated voting rights. The anti-dilution warrant will allow Sun One Price to maintain its 85% ownership position upon the exercise of options or warrants by other investors. In addition, the Company also amended its existing credit facility to, among other things, increase the maximum credit from $44,650,000 to $54,650,000. The completion of the equity investment and the amendments to the credit facility was subject to certain conditions, including the Company obtaining certain concessions from its existing vendors and finalization of documentation reflecting the agreed upon enhancements to its existing credit facility. These concessions included forgiveness of $5,915,000 and deferral of up to 36 months of $4,099,000 of amounts the Company owed to such vendors as of June 27, 2003. The deferred amount bears interest at 5% per year. At August 2, 2003, $1,914,000 and $2,030,000 were included in Current Liabilities and Long-Term Debt, respectively, in the Condensed Consolidated Balance Sheets relating to the deferred amounts. These conditions were satisfied and the stock purchase and related transactions closed on June 27, 2003.

The company awarded warrants to third party recipients during the six-month period ended August 2, 2003 in partial settlement of certain indebtedness. The estimated fair value of such warrants of $471,000 was netted against the forgiveness of debt gain arising from obtaining certain concessions from its existing vendors (see "Equity Investment and Enhancements to Credit Facilities" above).

Operations and Strategies

The Company incurred operating losses during its three most recent fiscal years and the six-month period ended August 2, 2003, and as of August 2, 2003, the Company had a substantial working capital deficit. The Company believes that these recent losses were exacerbated by difficult economic conditions existing in the retail market within which the Company operates. Since the end of fiscal 2002, the Company has experienced a negative sales trend as compared with the same period in prior fiscal years, even after adjusting for the decrease in the number of stores the Company operates. The Company's net sales for the first twenty-six weeks of fiscal 2003 were 12.5% below those for the same twenty-six weeks of fiscal 2002 which is well below the level of sales assumed in the Company's fiscal 2003 business plan. Comparable store sales for the first twenty-six weeks of fiscal 2003 decreased 10.3% as compared with the same period in fiscal 2002. This difficult sales trend occurred during one of the historically strongest net sales periods of the Company's fiscal year. The primary reasons identified for the fiscal 2003 year to date decrease in net sales were imbalances in select merchandise categories, continued weakness in consumer spending on apparel, cooler and wetter than normal weather conditions in many of the Company's markets, and continued economic uncertainty. Additionally, the Company experienced reduced flow of merchandise while negotiating concession agreements with certain of its vendors. The Company responded to these issues by:

o        completing the Sun transaction;
o negotiating with its existing lenders to increase the maximum amount available under its credit facility to $54,650,000, amending its credit facility to revise the amortization schedule of its existing $3,150,000 term loan and adding the Company's credit card receivables to the borrowing base;
o refocusing its store development strategy by reducing the number of new store openings while focusing on relocating and expanding existing stores in proven locations while closing certain smaller, under-performing stores. The Company plans to continue this store development approach during fiscal 2003, including the opening or reconfiguration of approximately nine large stores (all of which have opened) which will offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store" (the "tri-box store");
o implementing a revised merchandising strategy which focuses resources on higher margin, faster-turning women's and children's apparel and women's accessories categories and eliminates and/or de-emphasizes low-margin, slow-turning categories of merchandise (including gifts, home furnishings, children's accessories, uniforms and men's apparel), which the Company plans to continue during the remainder of fiscal 2003;
o implementing a marketing and advertising strategy involving targeted programs for specific regions, including direct mail, newspaper inserts, in-store collateral and electronic media;
o implementing changes in its merchandise sourcing program and its distribution systems, both designed to increase merchandise margins, in part, by reducing processing costs through increasing the amount of floor-ready merchandise; and
o        reducing selling, general and administrative expense.

The Company's ability to meet all obligations as they come due for the twelve months ending July 2004, including planned capital expenditures, is dependent upon the success in implementing these operating strategies. There can be no assurance that the Company will be successful in implementing these operating strategies.

NOTE C - DISCONTINUED OPERATIONS

The Company uses Statement of Financial Accounting Standard ("SFAS") No. 144, to account for the results of operations of certain of its stores it has closed. Under SFAS 144, the Company considers closed stores in markets where the Company has no continuing involvement to be discontinued operations. There were 18 under-performing stores closed during the quarter ended August 2, 2003 which have been classified as discontinued operations and their results of operations are presented below and are included in the accompanying Condensed Consolidated Statements of Operations:

                                                                     Three months ended             Six months ended
                                                              ------------------------------- --------------------------------
                                                              August 2, 2003 August 3, 2002   August 2, 2003  August 3, 2002
                                                              -------------- ---------------- --------------- ----------------
Net sales                                                       $  750,000     $  1,956,000     $ 2,181,000     $  3,779,000
                                                              -------------- ---------------- --------------- ----------------
(Loss) income                                                     (285,000)          44,000        (448,000)          58,000
Loss on disposal                                                  (267,000)               -        (267,000)               -
Provision for income taxes                                               -                -               -                -
                                                              -------------- ---------------- --------------- ----------------
Net (loss) income from discontinued operations                  $ (552,000)    $     44,000     $  (715,000)    $     58,000
                                                              ============== ================ =============== ================


NOTE D - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares (when dilutive) outstanding. Common equivalent shares consist of shares under option and warrants. Amounts presented below reflect the investment of new equity effected on June 27, 2003 (see "Equity Investment and Enhancements to Credit Facilities" above). A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                         Three-Month Period Ended               Six-Month Period Ended
                                                     ----------------------------------   ------------------------------------
                                                        August 2,          August 3,          August 2,          August 3,
                                                          2003               2002               2003               2002
                                                     ----------------   ----------------   ----------------   ----------------
Weighted average number of common
   shares outstanding - basic                              5,096,146          3,004,783          4,055,449          2,996,306

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                            -              2,221                  -              6,058
                                                     ----------------   ----------------   ----------------   ----------------
Weighted average number of common
   shares outstanding - diluted                            5,096,146          3,007,004          4,055,449          3,002,364
                                                     ================   ================   ================   ================

Common stock equivalents of 1,109,129 and 734,881 for the quarter and six-month period ended August 2, 2003, respectively, were excluded from the computation of diluted earnings per share because such common stock equivalents were anti-dilutive.


NOTE E - CREDIT FACILITIES

In June 2003, the Company amended its credit facility with its primary lender. This credit facility, as amended, includes a revolving credit agreement of up to $50,000,000 (including a letter of credit sub-facility of up to $25,000,000) through July 2006. Borrowings under the Company's revolving credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Amounts outstanding under the revolving credit agreement of $35,477,000 and $30,526,000 as of August 2, 2003 and August 3, 2002, respectively, are classified as current liabilities in the accompanying consolidated balance sheets. Under the revolving credit agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined in such agreement, plus 2.25%. The credit facility, as amended, also includes a term loan. At August 2, 2003, a balance of $3,150,000 remained on this term loan, all of which is classified in long-term debt in the consolidated balance sheet. A final principal payment on the term loan is due in June 2005.

Maximum borrowings under the revolving credit agreement and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in such agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At August 2, 2003, the Company had approximately $2.3 million of excess availability under the borrowing base formula (see also the related debt covenant discussed below). The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit agreement. Under the term loan portion of the revolving credit agreement, the borrowings bear interest at the rate of 15.0% per annum.

The Company's revolving credit agreement contains certain covenants, which were amended in April, May and June 2003. With these amendments, the Company was in full compliance with covenants both as of quarter end and since quarter-end. Among other things, these covenants prohibit the Company from paying dividends, restrict the ability of the Company to incur additional indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $500,000.

The Company's amended credit agreement with its primary lender contains financial covenants which are effective only if the company falls below an average daily excess availability of $2,500,000, as measured on a rolling 20 business day basis. Should such average daily excess availability fall below $2,500,000, these financial covenants would require the Company to meet certain required levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum levels of inventory purchases. At August 2, 2003, the Company's average daily excess availability, measured on a rolling 20 business day basis was $6,323,000.

The Company's agreement with a commercial bank to provide a separate letter of credit facility of up to $8,000,000 expired on June 30, 2003. The Company is using a portion of the increase in the maximum credit of its revolving credit agreement for letters of credit previously provided under this separate letter of credit facility. See "Equity Investment and Enhancements to Credit Facilities" above.

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices, including land, buildings, fixtures and improvements. The mortgage agreement, which had a principal balance outstanding of $6,869,000 at August 2, 2003, is payable in consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

NOTE F - RELATED PARTY TRANSACTIONS

The Company paid Sun Capital Partners Management III, LLC ("SCPM"), an affiliate of Sun One Price, a fee of $460,000 in consideration of certain services the investment firm rendered to the Company in connection with the $7,000,000 equity investment, the amendment to the Company's revolving credit facility and the concessions the Company obtained from certain of its vendors. The Company also entered into a Management Services Agreement, dated as of June 27, 2003, with SCPM pursuant to which SCPM will provide various financial and management consulting services to the Company in exchange for an annual fee (which is paid in quarterly installments) equal to the greater of $500,000 or 6% of the Company's EBITDA (as defined therein). Pursuant to this Management Services Agreement, the Company paid $47,000 to SCPM on June 27, 2003, which represents the prorated management services fee for the quarter ended August 2, 2003.

On June 27, 2003, Sun One Price entered into a junior participation agreement with a participant in the term loan portion of the Company's revolving credit facility, pursuant to which Sun One Price paid $1,000,000 in exchange for a junior participation in the term loan.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of One Price Clothing Stores, Inc.
Duncan, South Carolina

We have reviewed the accompanying condensed consolidated balance sheets of One Price Clothing Stores, Inc. and subsidiaries (the "Company") as of August 2, 2003 and August 3, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended and the related condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Greenville, South Carolina
September 22, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act of 1995

All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words "believes," "anticipates," "expects," "projects," "should," "will," "plans" and similar expressions, should be considered forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The statements may address items such as the anticipated benefits from the support and participation of its new equity partner, future sales, earnings expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned capital expenditures and future cash needs. In addition, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. There are a number of important factors that could cause the Company's actual results in fiscal 2003 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to, general economic conditions; fluctuations in interest rates and other economic factors; the military action in Iraq and its effect on consumer spending; consumer preferences; weather patterns; competitive factors; pricing and promotional activities of competitors; the impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; credit availability, including adequate levels of credit support provided to certain of the Company's vendors by factors and insurance companies; access to additional debt or equity financing; the effect of litigation resulting from the Company's operations; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; regulatory matters, including legislation affecting wage rates; and other factors described in the Company's filings with the Securities and Exchange Commission from time to time and in "Certain Considerations," contained herein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

FINANCIAL SUMMARY

The following table sets forth, for the periods ended August 2, 2003 and August 3, 2002, certain financial statement elements expressed as a percentage of net sales:

                                                                Three-Month Period Ended                Six-Month Period Ended
                                                           ----------------------------------    -----------------------------------
                                                              August 2,          August 3,          August 2,          August 3,
                                                                2003               2002               2003               2002
                                                           ----------------   ----------------   ----------------   ----------------
PERCENTAGE OF NET SALES
Net sales                                                      100.0%             100.0%             100.0%             100.0%
Cost of goods sold, exclusive of depreciation and
amortization shown separately below                             71.0%              62.6%              67.9%              62.2%
                                                           ----------------   ----------------   ----------------   ----------------
Gross margin                                                    28.0%              37.4%              32.1%              37.8%
Selling, general and administrative expenses                    27.7%              24.8%              27.7%              24.9%
Store rent and related expenses                                 11.2%               9.4%              11.2%               9.5%
Depreciation and amortization expense                            2.2%               1.9%               2.2%               2.0%
Interest expense                                                 1.2%               1.0%               1.1%               1.0%
Forgiveness of debt                                             (7.1)%                -               (3.6)%                -
                                                           ----------------   ----------------   ----------------   ----------------
(Loss) income from continuing operations
  before income taxes                                           (6.2)%              0.3%              (6.6)%              0.4%
Provision for income taxes                                         -                0.2%                 -                0.1%
                                                           ----------------   ----------------   ----------------   ----------------
(Loss) income from continuing operations                        (6.2)%              0.1%              (6.6)%              0.3%
(Loss) income from discontinued operations                      (0.7)%                -               (0.4)%                -
                                                           ----------------   ----------------   ----------------   ----------------
Net (loss) income                                               (6.9)%              0.1%              (7.0)%              0.3%
                                                           ================   ================   ================   ================


Results of Operations

Net sales for the three-month period ended August 2, 2003 decreased 13.6% compared with the corresponding time period in 2002. Net sales for the six-month period ended August 2, 2003 decreased 12.5% compared with for the corresponding time period in 2002. The decrease in year-over-year net sales for both periods presented was due to operating an average of 49 and 39 fewer stores in the three-month and six-month periods, respectively, and to the Company's comparable store sales decreases of 10.5% in the second quarter of fiscal 2003 and 10.3% for the six-month period ended August 2, 2003. The Company considers stores that have been open 18 months or more to be comparable, and there were 553 such stores at August 2, 2003. Management believes that these comparable store sales decreases were due to imbalances in inventory in select merchandise categories, continued weakness in consumer spending on apparel, cooler and wetter than normal weather in many of the Company's markets, and continued economic uncertainty. Additionally, the Company was not in position to maximize revenue during the last three weeks of June and most of July due to a reduced flow of new merchandise receipts. This reduced flow was the result of negotiations with key merchandise vendors preceding the June 27, 2003 completion of the $7,000,000 investment of new equity in the Company (see "Equity Investment and Enhancements to Credit Facilities" below).

During the first six months of fiscal 2003, the Company relocated or expanded nine of its stores. In addition, the Company closed thirty-seven under-performing stores, including thirty during the quarter ended August 2, 2003 (18 of such closed stores are classified as discontinued operations - see below). At August 2, 2003, the Company operated 560 stores, fifty-seven fewer than at quarter-end last year. The stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales decreased in the second quarter and in the first six months of fiscal 2003 compared with both such periods of fiscal 2002. This decrease in gross margin as a percentage of net sales primarily resulted from lower sales in the first six months of fiscal 2003. Markdowns, resulting in part from price competition from discount retail chains and traditional department stores, distribution and merchandising costs increased as a percentage of net sales, as a result of a lack of sales leverage due to these lower sales year-over-year.

Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales in the second quarter and in the first six months of fiscal 2003 compared with both such periods of fiscal 2002. SG&A expenses were higher as a percentage of net sales primarily due to a lack of sales leverage due to lower sales in the first six months of fiscal 2003 compared with fiscal 2002. In the second quarter and the first six months of fiscal 2003, SG&A expenses decreased in dollars compared with the same time periods in fiscal 2002 primarily due to lower store costs as a result of operating fewer stores on average year-over-year.

Store rent and related expenses increased in dollars in the second quarter and first six months of fiscal 2003 compared with both such periods of fiscal 2002 due to a 9.4 percent increase in the Company's average store rent. The increase in average store rent and related expenses was primarily due to the Company's continuing store expansion strategy of opening larger stores with higher rents while closing older stores with lower average rent costs. Management seeks to minimize increases in store rent expense through renegotiating lease terms, relocating stores, and leveraging rent increases through strategies intended to increase sales by focusing on key categories and reformatting stores where necessary.

Depreciation and amortization decreased in dollars in the second quarter and first six months of fiscal 2003 compared with the same period last year as a result of operating fewer stores on average year-over-year. Depreciation and amortization increased as a percentage of sales in the second quarter and first six months of fiscal 2003 compared with the same periods last year as a result of a lack of sales leverage due to lower sales.

Interest expense increased as a percentage of net sales in both the second quarter and in the first six months of fiscal 2003 due to higher average borrowings year-over-year and a lack of sales leverage as a result of lower sales year-over-year.

The Company's effective income tax rate of (0.3)% in the second quarter of fiscal 2003 reflects the Company's estimate of its effective tax rate expected for the full fiscal year. At August 2, 2003, the Company's gross deferred income tax assets of $21.8 million were offset by a valuation allowance of $21.0 million against these deferred income tax assets. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided against the related net deferred income tax assets. Management will continue to assess the adequacy of or the need for the valuation allowance based upon future operations.

The Company uses Statement of Financial Accounting Standard ("SFAS") No. 144, to account for the results of operations of certain of its stores it has closed. Under SFAS 144, the Company considers closed stores in markets where the Company has no continuing involvement to be discontinued operations. There were 18 under-performing stores closed during the quarter ended August 2, 2003 which have been classified as discontinued operations and their results of operations are presented below and are included in the accompanying Condensed Consolidated Statements of Operations:

                                                                     Three months ended             Six months ended
                                                              ------------------------------- --------------------------------
                                                              August 2, 2003 August 3, 2002   August 2, 2003  August 3, 2002
                                                              -------------- ---------------- --------------- ----------------
Net sales                                                       $  750,000     $  1,956,000     $ 2,181,000     $  3,779,000
                                                              -------------- ---------------- --------------- ----------------
(Loss) income                                                     (285,000)          44,000        (448,000)          58,000
Loss on disposal                                                  (267,000)               -        (267,000)               -
Provision for income taxes                                               -                -               -                -
                                                              -------------- ---------------- --------------- ----------------
Net (loss) income from discontinued operations                  $ (552,000)    $     44,000     $  (715,000)    $     58,000
                                                              ============== ================ =============== ================

As part of its plan to improve its overall liquidity and capital resources, as more fully discussed below, the Company amended its credit facility and completed a transaction with Sun One Price, LLC ("Sun One Price"), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and three co-investors ("the Sun transaction") for a $7,000,000 investment of new equity in the Company. The completion of the equity investment and the amendments to the Company's credit facility was subject to certain conditions, including the Company obtaining certain concessions from its existing vendors. These concessions included forgiveness of $5,915,000 and deferral of up to 36 months of $4,099,000 of amounts the Company owed to such vendors as of June 27, 2003. The deferred amount bears interest at 5% per year. The forgiveness, net of consideration provided to such vendors in the form of warrants to purchase common stock, which were estimated to have a fair value of $471,000, was recognized as income during the three-month and six-month periods ended August 2, 2003.

Equity Investment and Enhancements to Credit Facilities

On June 27, 2003, the Company obtained $7,000,000 in additional funding as a result of closing a transaction with Sun One Price, LLC ("Sun One Price"), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and three co-investors ("the Sun transaction"). In exchange for the $7,000,000, the Company issued to Sun One Price, 5,119,101 shares of its common stock, 100 shares of its preferred stock (which are convertible into 11,964,500 shares of common stock immediately upon amendment of the Company's certificate of incorporation) and an anti-dilution warrant, the result of which gave Sun One Price 85% of the voting rights of the Company's common stock. Upon conversion of the 100 shares of preferred stock to common stock, Sun One Price will own approximately 85% of the Company's common shares outstanding and will retain approximately 85% of the associated voting rights. The anti-dilution warrant will allow Sun One Price to maintain its 85% ownership position upon the exercise of options or warrants by other investors. In addition, the Company also amended its existing credit facility to, among other things, increase the maximum credit from $44,650,000 to $54,650,000. The completion of the equity investment and the amendments to the credit facility was subject to certain conditions, including the Company obtaining certain concessions from its existing vendors and finalization of documentation reflecting the agreed upon enhancements to its existing credit facility. These concessions included forgiveness of $5,915,000 and deferral of up to 36 months of $4,099,000 of amounts the Company owed to such vendors as of June 27, 2003. The deferred amount bears interest at 5% per year.

Outlook and Business Strategy

The Company has incurred operating losses during its three most recent fiscal years and the six months ended August 2, 2003, and as of August 2, 2003, the Company had a substantial working capital deficit. These recent losses have been exacerbated by difficult economic conditions existing in the retail market within which the Company operates. Since the end of fiscal 2002, the Company has experienced a negative sales trend as compared with the same period in prior fiscal years, even after adjusting for the decrease in the number of stores the Company operates. The Company's net sales for the first twenty-six weeks of fiscal 2003 were 12.5% below those for the same twenty-six weeks of fiscal 2002 which is well below the level of sales assumed in the Company's fiscal 2003 business plan. Comparable store sales for the first twenty-six weeks of fiscal 2003 decreased 10.3% as compared with the same period in fiscal 2002. This difficult sales trend has occurred in one of the historically strongest net sales periods of the Company's fiscal year.

The Company believes that there are several reasons for this recent decrease in net sales (see "Results of Operations" above), including imbalances in inventory in select merchandise categories, continued weakness in consumer spending on apparel, cooler and wetter than normal weather in many of the Company's markets, and continued economic uncertainty.

The Company developed a plan to respond to these issues which is detailed below. This plan provided for additional equity being invested in the Company and restructuring current financing arrangements (see "Equity Investment and Enhancements to Credit Facilities" above). This plan also provided for management to continue focusing its merchandising efforts on its higher-margin, core apparel items, reduce operating expenses, and continue its investment in its tri-box store concept while closing under-performing stores.

To address the potential cash flow issues that a continued negative net sales trend would create, the Company completed a stock purchase agreement with Sun One Price for a $7,000,000 investment of new equity in the Company. In addition, the Company negotiated with its existing lenders to amend its existing credit facility to, among other things, increase the maximum credit from $44,650,000 to $54,650,000. The completion of the equity investment and the amendments to the credit facility was subject to certain conditions, including the Company obtaining certain concessions from its existing vendors and finalization of documentation reflecting the agreed upon enhancements to its existing credit facility. These concessions included forgiveness of $5,915,000 and deferral of up to 36 months of $4,099,000 of amounts the Company owed to such vendors as of June 27, 2003. The deferred amount bears interest at 5% per year.

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

In addition, the Company plans to continue to focus its efforts on reducing its expenses. In fact, since the end of fiscal 2002, the Company has reduced its corporate management workforce by approximately 15%.

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

The Company also plans to implement changes in its merchandise sourcing program and its distribution systems, both designed to increase merchandise margins, in part, by reducing processing costs through increasing the amount of floor-ready merchandise.

The Company's ability to meet all obligations as they come due for the twelve months ending July 2004, including planned capital expenditures, is dependent upon the success in implementing these strategies. There can be no assurance that the Company will be successful in implementing these strategies.

Liquidity and Capital Resources

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion and the related investment in merchandise inventories. The Company historically has relied upon cash provided by operations and borrowed funds from its revolving credit facility to meet its liquidity needs. During the Company's three most recent fiscal years, the Company has primarily relied upon its credit facilities to offset cash used in operations and to expand, relocate and open new stores. Because of its existing levels of debt, management considers its primary risk to liquidity to be its ability to generate adequate levels of net sales and gross margin while effectively controlling operating expenses. The Company relies on net sales and resultant gross margin to provide sufficient cash flow to meet its financial obligations. When net sales and gross margin levels have not been sufficient in the past, the Company has drawn funds under its credit facilities and/or negotiated with its lenders to provide additional availability to meet its liquidity needs.

The Company's ability to meet all obligations as they come due for the twelve months ending July 2004, including planned capital expenditures, is dependent upon the success in implementing the strategies outlined above. There can be no assurance that the Company will be successful in implementing these strategies.

The Company's credit facilities consist of a revolving credit agreement and term loan with its primary lender, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. Collectively, the credit facilities contain certain financial and non-financial covenants, with which the Company was in compliance at August 2, 2003. Refer to Note E to the unaudited condensed consolidated financial statements for a detailed description of the Company's credit facilities.

In the first six months of fiscal 2003, the investment of equity and borrowings on the Company's revolving credit facility were primarily used to offset the net loss for the corresponding period, fund equity transaction and credit facility amendment costs, and fund capital expenditures. In the first six months of fiscal 2002, net cash provided by operations and borrowings on the Company's revolving credit facility, were primarily used to fund capital expenditures.

The following schedule summarizes the changes to the Company's store portfolio:

                                             Six-Month Period Ended
                                      August 2, 2003       August 3, 2002
New store openings                           -                     5
Store relocations or expansions              9                    14
Store closings                             (37)                  (11)

At August 2, 2003, total merchandise inventories decreased 2.1% compared with August 3, 2002. The decrease in total merchandise inventories was primarily attributable to the Company operating 57 fewer stores at August 2, 2003 than at August 3, 2002. Total merchandise inventories at the end of the second quarter of fiscal 2003 were 18.4% higher on an average store basis than at February 1, 2003 when inventories are typically lower. The level and source of inventories are subject to fluctuations because of the Company's seasonal operations and business conditions prevailing at the time.


CERTAIN CONSIDERATIONS

For a more detailed description, please refer to "Certain Considerations" as described more fully in the Company's Form 10-K for the year ended February 1, 2003.

o Terrorism and the uncertainty of war may adversely affect the Company's sales and profitability.

o The Company expects to continue to experience price competition and may be required to mark down its inventory more than expected.

o The Company's merchandising and marketing strategies and other actions it takes may not improve results of operations or be adequate to minimize the Company's exposure to any negative impacts due to competition.

o The Company's tri-box store development efforts may not result in the improved operating results expected by management.

o Similarly, the Company's trend of increased sales in tri-box stores, as compared with the Company's traditional stores, may not continue.

o Planned changes to and disruptions in distribution of merchandise, caused by natural disasters or otherwise, could impact the Company's business.

o The Company's continued increases in the level of purchases of pre-ticketed and pre-packaged merchandise from vendors, and attendant reduction in the handling costs associated with distributing merchandise to its stores may not provide the Company with the efficiencies anticipated.

o Management cannot be certain that the requisite first quality merchandise at acceptable credit terms will continue to be available in the future.

o The Company's business is subject to seasonality which may result in higher than expected markdowns.

o The Company's business is vulnerable to economic factors beyond its control, including but not limited to increases in inflation, increases in operating costs, increases in employee health care and workers' compensation costs, increases in prevailing wage levels, increases in the minimum wage rate, both at the Federal and state levels, and decreases in consumer confidence levels.

o The Company faces significant competition from its traditional competitors and from discount retail chains and traditional department stores which are heavily discounting prices of apparel. Although management believes that the Company is well-positioned to compete in its markets, there can be no assurance that the Company will be able to compete successfully against its current and future competitors.


MARKET FOR THE COMPANY'S COMMON STOCK

After reporting the net loss for the three-month period ended May 3, 2003, the Company's stockholders' equity no longer met the minimum requirement of the NASDAQ SmallCap Market. Accordingly, on June 24, 2003, the Company requested that its common stock be de-listed. The Company's common stock is now quoted on the OTC Bulletin Board using the ticker symbol, ONPR.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit agreement for the first six months of fiscal 2003 and fiscal 2002 would have increased pre-tax loss and reduced pre-tax income by approximately $161,000 and $158,000 respectively.


Item 3.      Quantitative and Qualitative Disclosures About Market Risk

             See required information contained within Item 2 of this Form 10-Q.

Item 4.      Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluations as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information which it is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION


Item 2.            Changes in Securities and Use of Proceeds


                   On June 27, 2003, the Company sold 5,119,101 shares of its common stock and 100 shares of its Series A convertible preferred stock to Sun One Price, LLC ("Sun One Price") and three co-investors for $7,000,000 in cash. The Company also issued to Sun One Price and the co-investors warrants to purchase common stock (the "Investor Warrants"). The Series A convertible preferred stock was issued as a matter of convenience in order to not exceed the number of authorized shares of common and is convertible automatically into 11,964,500 shares of common stock upon the Company's filing with the Delaware Secretary of State of an amendment to the Company's certificate of incorporation to authorize the common stock issuable upon the conversion of the Series A convertible preferred stock to common stock. In addition, the Series A convertible preferred stock has no special rights over the rights of the Company's common stock. The Investor Warrants are exercisable only upon the exercise of certain stock options and warrants outstanding on June 27, 2003.

                   The Company paid Sun Capital Partners Management III, LLC ("SCPM"), an affiliate of Sun One Price, a fee of $460,000 in consideration of certain services the investment firm rendered to the Company in connection with the $7,000,000 investment, the amendment to the Company's revolving credit facility and the concessions the Company obtained from certain of its vendors. The Company also entered into a Management Services Agreement, dated as of June 27, 2003, with SCPM pursuant to which SCPM will provide various financial and management consulting services to the Company in exchange for an annual fee (which is paid in quarterly installments) equal to the greater of $500,000 or 6% of the Company's EBITDA (as defined therein). Pursuant to this Management Services Agreement, the Company paid $47,000 to SCPM on June 27, 2003, which represents the prorated management services fee for the quarter ended August 2, 2003.

                   On June 27, 2003, the Company also issued warrants to purchase 789,230 shares of its common stock to certain vendors (the "Vendor Warrants"). The exercise price of the vendor warrants is $0.01 per share. The Vendor Warrants are immediately exercisable and expire on June 27, 2006. The Vendor Warrants were issued in exchange for certain financial concessions from each vendor.

                   The Company issued the common stock, Series A convertible preferred stock, the Investor Warrants and the Vendor Warrants in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.           Exhibits and Reports on Form 8-K:

(a)               Exhibits

                      10.1 First Amendment to Amended and Restated Shareholders Rights Agreement dated June 16, 2003 between the Company and Registrar and Transfer Company: Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated June 19, 2003 (File No. 0-15385).

                      10.2 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock and Series B Preferred Stock of One Price Clothing Stores, Inc.: Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated June 30, 2003 (File No. 0-15385) (the "June 30,
                      2003 Form 8-K").

                      10.3 Amended and Restated Bylaws of the Company:
                      Incorporated by reference to Exhibit 3.2 to the June 30, 2003 Form 8-K.

                      10.4 Letter Amendment to Stock Purchase Agreement dated June 20, 2003, by and between the Company and Sun One Price, LLC.: Incorporated by reference to Exhibit 10.1 to the June 30, 2003 Form 8-K.

                      10.5 Amendment Number Sixteen to the Continuing Commercial Credit Agreement dated June 27, 2003, by and among Congress Financial Corporation (Southern) as Lender and the Company and One Price Clothing of Puerto Rico, Inc. as Borrowers: Incorporated by reference to Exhibit
                      10.2 to the June 30, 2003 Form 8-K.

                      10.6 Form of Stock Purchase Warrant to be issued to each of Sun One Price, LLC, Randolph Street Partners V, H.I.G. Sun Partners, Inc. and Glenn B. Oken: Incorporated by reference to Exhibit 10.3 to the June 30, 2003 Form 8-K.

                      10.7 Stockholders' Agreement dated June 27, 2003, by and among the Company, Sun One Price, LLC, Randolph Street Partners V, H.I.G. Sun Partners, Inc. and Glenn B. Oken:
                      Incorporated by reference to Exhibit 10.4 to the June 30, 2003 Form 8-K.

                      10.8 Registration Rights Agreement dated June 27, 2003, by and among the Company, Sun One Price, LLC, Randolph Street Partners V, H.I.G. Sun Partners, Inc. and Glenn B. Oken:
                      Incorporated by reference to Exhibit 10.5 to the June 30, 2003 Form 8-K.

                      10.9 Management Services Agreement dated June 27, 2003, by and between the Company and Sun Capital Partners Management III, LLC: Incorporated by reference to Exhibit
                      10.6 to the June 30, 2003 Form 8-K.

                      10.10 Form of Vendor Warrant to be issued by the Company to certain of its vendors: Incorporated by reference to
                      Exhibit 10.7 to the June 30, 2003 Form 8-K.

                      10.11 Employment Agreement dated June 27, 2003, by and between the Company and Leonard M. Snyder: Incorporated by reference to Exhibit 10.8 to the June 30, 2003 Form 8-K.

                      15    Acknowledgement by Deloitte & Touche, LLP,
                      independent accountants.

                      31.1+ Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

                      31.2+ Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

                      32.1+ Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.



(b)           Reports on Form 8-K

                  On June 19, 2003, the Company filed Form 8-K to report that the Company issued a press release announcing the signing of a stock purchase agreement with Sun One Price, LLC, subject to the Company meeting certain conditions. A copy of the stock purchase agreement and the press release were filed with Form 8-K.

                  On June 30, 2003, the Company filed Form 8-K to report that the Company issued a press release announcing the closing of the stock purchase agreement with Sun One Price, LLC. A copy of related agreements and the press release were filed with Form 8-K.

                  On September 10, 2003, the Company filed Form 8-K to announce the resignation of Leonard M. Snyder, its Chairman of the Board of Directors and Chief Executive Officer effective as of September 26, 2003. A copy of the press release was filed with Form 8-K.
                  --------------------------------------------------------------
                  +        Filed herewith.









SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date: September 22, 2003            /s/Leonard M. Snyder
                                    --------------------------------------------
                                    Leonard M. Snyder
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer
                                    (principal executive officer)

Date: September 22, 2003            /s/H. Dane Reynolds
                                    --------------------------------------------
                                    H. Dane Reynolds
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (principal financial officer and principal
                                    accounting officer)