Form 10-Q
period 2003-11-01
ONE PRICE CLOTHING STORES INC
filed 2003-12-16
CIK 812446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 1, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No X
   ---     ---


The number of shares of the registrant's common stock outstanding as of December 10, 2003 was 20,473,494.

                                      INDEX
                ONE PRICE CLOTHING STORES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - November 1, 2003, February 1, 2003 and November 2, 2002

                  Condensed consolidated statements of operations - Three-month periods and nine-month periods ended November 1, 2003 and November 2, 2002

                  Condensed consolidated statements of cash flows - Nine-month periods ended November 1, 2003 and November 2, 2002

                  Notes to unaudited condensed consolidated financial statements

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                         November 1,          February 1,         November 2,
                                                                            2003                 2003                2002
                                                                      ------------------   ------------------   ----------------
                                                                                                  (1)
Assets
CURRENT ASSETS

   Cash and cash equivalents                                        $         3,659,000  $         2,034,000  $         954,000
   Merchandise inventories                                                   59,523,000           49,277,000         51,690,000
   Other current assets                                                       9,492,000            7,073,000         10,443,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT ASSETS                                                      72,674,000           58,384,000         63,087,000
                                                                      ------------------   ------------------   ----------------

PROPERTY AND EQUIPMENT, at cost                                              75,193,000           75,457,000         75,034,000
   Less accumulated depreciation                                             45,054,000           42,476,000         41,382,000
                                                                      ------------------   ------------------   ----------------
                                                                             30,139,000           32,981,000         33,652,000
                                                                      ------------------   ------------------   ----------------

DEFERRED INCOME TAXES                                                           805,000            1,007,000          3,241,000
                                                                      ------------------   ------------------   ----------------

OTHER ASSETS                                                                  5,773,000            4,967,000          5,002,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       109,391,000  $        97,339,000  $     104,982,000
                                                                      ==================   ==================   ================
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                 $        53,739,000  $        38,183,000  $      37,206,000
   Revolving credit agreement                                                35,325,000           32,863,000         33,640,000
   Current portion of long-term debt                                          7,825,000            1,489,000          4,824,000
   Income taxes payable                                                         559,000              433,000            494,000
   Sundry liabilities                                                         6,405,000            6,649,000          6,620,000
                                                                      ------------------   ------------------   ----------------
   TOTAL CURRENT LIABILITIES                                                103,853,000           79,617,000         82,784,000
                                                                      ------------------   ------------------   ----------------

LONG-TERM DEBT                                                               11,647,000           10,371,000          7,674,000
                                                                      ------------------   ------------------   ----------------
OTHER NON-CURRENT LIABILITIES                                                 3,194,000            3,231,000          2,623,000
                                                                      ------------------   ------------------   ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $0.01 --
     authorized 500,000 shares:
       Series A, authorized and un-issued100 shares                                   -                    -                  -
       Series B, authorized and un-issued 3,500 shares
   Common stock, par value $0.01 -- Authorized 29,000,000, 10,000,000 and
     10,000,000 shares, respectively; issued and outstanding
     20,473,494, 3,006,019 and 3,006,019, respectively                          204,000               30,000             30,000
   Additional paid-in capital                                                18,366,000           11,581,000         11,546,000
   (Accumulated deficit) retained earnings                                  (27,832,000)          (7,450,000)           366,000
   Less:  Treasury stock at cost - 7,150 shares                                 (41,000)             (41,000)           (41,000)
                                                                      ------------------   ------------------   ----------------
                                                                             (9,303,000)           4,120,000         11,901,000
                                                                      ------------------   ------------------   ----------------
                                                                    $       109,391,000  $        97,339,000  $     104,982,000
                                                                      ==================   ==================   ================
(1) Derived from audited financial statements
See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries

                                                                  Three-Month Period Ended           Nine-Month Period Ended
                                                              ---------------------------------  ---------------------------------
                                                                November 1,      November 2,       November 1,      November 2,
                                                                   2003              2002             2003              2002
                                                              ----------------  ---------------  ----------------  ---------------

NET SALES                                                    $     61,945,000  $    71,190,000  $    212,814,000  $   243,538,000
Cost of goods sold, exclusive of depreciation and
amortization, shown separately below                               40,591,000       47,315,000       143,068,000      154,628,000
                                                              ----------------  ---------------  ----------------  ---------------
GROSS MARGIN                                                       21,354,000       23,875,000        69,746,000       88,910,000
                                                              ----------------  ---------------  ----------------  ---------------

Selling, general and administrative expenses                       19,930,000       20,966,000        61,696,000       63,884,000
Store rent and related expenses                                     8,121,000        8,283,000        24,948,000       24,588,000
Depreciation and amortization expense                               1,528,000        1,621,000         4,859,000        5,023,000
Interest expense                                                      963,000          798,000         2,630,000        2,551,000
Forgiveness of debt                                                         -                -        (5,414,000)               -
                                                              ----------------  ---------------  ----------------  ---------------
                                                                   30,542,000       31,668,000        88,719,000       96,046,000
                                                              ----------------  ---------------  ----------------  ---------------

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                                     (9,188,000)      (7,793,000)      (18,973,000)      (7,136,000)
Provision for income taxes                                             12,000           21,000            44,000          257,000
                                                              ----------------  ---------------  ----------------  ---------------
LOSS FROM CONTINUING OPERATIONS                                    (9,200,000)      (7,814,000)      (19,017,000)      (7,393,000)

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of
$0 in all periods                                                    (567,000)        (210,000)       (1,365,000)         (85,000)
                                                              ----------------  ---------------  ----------------  ---------------

NET LOSS                                                     $     (9,767,000) $    (8,024,000) $    (20,382,000) $    (7,478,000)
                                                              ================  ===============  ================  ===============


Loss per common share from continuing operations - basic
and diluted                                                  $          (0.84) $         (2.60) $          (2.99) $         (2.46)
Loss per common share from discontinued operations - basic
and diluted                                                             (0.05)           (0.07)            (0.21)           (0.03)
                                                              ----------------  ---------------  ----------------  ---------------
Net loss per common share - basic and diluted                $          (0.89) $         (2.67) $          (3.20) $         (2.49)
                                                              ================  ===============  ================  ===============

Weighted average number of common shares
   outstanding - basic and diluted                                 10,940,574        3,006,019         6,350,491        2,999,544
                                                              ================  ===============  ================  ===============


See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
One Price Clothing Stores, Inc. and Subsidiaries


                                                                                                 Nine-Month Period Ended
                                                                                        ---------------------------------------
                                                                                           November 1,          November 2,
                                                                                              2003                 2002
                                                                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                            $      (20,382,000)  $       (7,478,000)
   Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
       Depreciation and amortization                                                            4,894,000            5,098,000
       Forgiveness of debt                                                                      5,414,000                    -
       Provision for awards of common stock and warrants                                          568,000               75,000
       Decrease in other non-current assets                                                       654,000              183,000
       Increase in other non-current liabilities                                                   64,000              196,000
       Deferred income taxes                                                                            -              200,000
       Loss on disposal of property and equipment and impairment
         charges                                                                                  816,000              420,000
       Changes in operating assets and liabilities                                              1,598,000            4,094,000
                                                                                        ------------------   ------------------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     (6,374,000)           2,788,000
                                                                                        ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                         (2,211,000)          (3,016,000)
   Purchases of other non-current assets                                                         (380,000)            (559,000)
                                                                                        ------------------   ------------------
       NET CASH USED IN INVESTING ACTIVITIES                                                   (2,591,000)          (3,575,000)
                                                                                        ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from revolving credit agreement                                               2,462,000            1,556,000
   Proceeds from term loan                                                                      5,000,000                    -
   Repayment of long-term debt                                                                   (934,000)            (548,000)
   Debt and equity financing costs incurred                                                    (1,625,000)            (409,000)
   Payment of capital lease obligations                                                          (611,000)            (984,000)
   Decrease in amount due to related parties                                                      (93,000)            (151,000)
   Issuance of common stock, preferred stock and warrants                                       6,391,000                   -
                                                                                        ------------------   ------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        10,590,000             (536,000)
                                                                                        ------------------   ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                1,625,000           (1,323,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                2,034,000            2,277,000
                                                                                        ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $        3,659,000   $          954,000
                                                                                        ==================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                      $        2,225,000   $        2,326,000
    Income taxes paid                                                                              93,000              151,000
    Non-cash investing and financing activities:
        Capital leases                                                                             82,000                    -
        Issuance of common stock awards                                                                 -              108,000
        Issuance of stock warrants                                                                567,000                    -
        Issuance of vendor notes payable                                                        4,099,000                    -

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's sales, operating results for the three-month and nine-month periods ended November 1, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 (fiscal
2003). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003 (fiscal 2002).

The Company's sales and operating results are seasonal. Historically, sales and operating results have been higher in the first quarter (February - April) and second quarter (May - July) and lower in the third quarter (August - October) and fourth quarter (November - January).

Stock-Based Compensation

The Company applies the principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," in accounting for employee stock option plans (the intrinsic value method). The exercise price of the options granted during the fiscal periods presented was fair market value. Accordingly, under APB 25, no compensation cost related to employee stock option awards has been recognized in the Company's financial statements for the nine-month periods ended November 1, 2003 and November 2, 2002. Had compensation cost been determined on the basis of Statement of Financial Accounting Standards, ("SFAS") 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal periods presented. The total fair value of stock options granted was estimated at $20,000 and $63,000 for the nine-month periods ended November 1, 2003 and November 2, 2002, respectively, based upon the Black-Scholes option pricing model.

Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123 (as amended), the Company's compensation cost (net of tax), net loss and net loss per common share, basic and diluted, would have been affected as indicated in the pro-forma amounts below:

                                                                            Nine-Month Period Ended
                                                                         ------------------------------
                                                                         November 1,         November 2,
                                                                            2003                2002
                                                                         -----------         ----------

Compensation costs recognized using APB Opinion 25            $                -      $            -

Compensation costs if recognized under SFAS 123,
   net of income taxes of $0 and $0                           $           20,000      $       63,000

Net loss                                    Actual            $      (20,382,000)     $   (7,478,000)
                                            Pro-forma         $      (20,402,000)     $   (7,541,000)

Net loss per share - basic and diluted      Actual            $            (3.20)     $        (2.49)
                                            Pro-forma         $            (3.20)     $        (2.51)



NOTE B - FINANCIAL RESULTS AND LIQUIDITY

Equity Investment and Enhancements to Credit Facilities

On June 27, 2003, the Company obtained $7,000,000 in additional funding as a result of closing a transaction with Sun One Price, LLC ("Sun One Price"), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and three co-investors ("the Sun transaction"). In exchange for the $7,000,000, the Company issued to Sun One Price, 5,119,101 shares of its common stock, 100 shares of its preferred stock (which were converted into 11,964,500 shares of common stock immediately upon amendment of the Company's certificate of incorporation in early October 2003) and an anti-dilution warrant, the result of which gave Sun One Price 85% of the voting rights of the Company's common stock. Following the conversion of the 100 shares of preferred stock to common stock, Sun One Price owned approximately 85% of the Company's common shares outstanding and retained approximately 85% of the associated voting rights. The anti-dilution warrant allows Sun One Price to maintain its 85% ownership position upon the exercise of options or warrants by other investors. In addition, the Company also amended its existing credit facility to, among other things, increase the maximum credit from $44,650,000 to $54,650,000, then to $60,000,000 in October 2003 (See discussion below). The completion of the equity investment and the amendments to the credit facility were subject to certain conditions, including the Company obtaining certain concessions from its existing vendors and finalization of documentation reflecting the agreed upon enhancements to its existing credit facility. These concessions included forgiveness of $5,915,000 and deferral of up to 36 months of $4,099,000 of amounts the Company owed to such vendors as of June 27, 2003. The deferred amount bears interest at 5% per year. At November 1, 2003, $1,923,000 and $1,547,000 were included in Current Liabilities and Long-Term Debt, respectively, in the Condensed Consolidated Balance Sheets relating to the deferred amounts. These conditions were satisfied and the stock purchase and related transactions closed on June 27, 2003.

The Company awarded warrants to third party recipients during the nine-month period ended November 1, 2003 in partial settlement of certain indebtedness. The estimated fair value of such warrants of $471,000 was netted against the forgiveness of debt gain arising from obtaining certain concessions from its existing vendors (see "Equity Investment and Enhancements to Credit Facilities" above).

On October 24, 2003, the Company obtained $5,000,000 in additional funding in the form of a term loan (the "October term loan") provided indirectly by its primary shareholder, Sun One Price. The additional funding was facilitated by an amendment to the Company's revolving credit facility with its primary lender under which Sun One Price purchased the $5,000,000 term loan as a junior participant. The $5,000,000 term loan plus accrued interest is payable by the Company on May 20, 2004, provided that the Company meets certain excess availability requirements as described in the amended revolving credit facility. Loans made under the new loan agreement bear interest at 15% per annum. Interest accruing on loans made under the new loan agreement is capitalized each month into the principal balance and will be due at the maturity date of the new loan agreement. In addition, Sun One Price will earn a facility fee of $150,000, which will be due and payable on the maturity date of the new loan agreement, and receive warrants to purchase the Company's common stock at the exercise price of $0.01 per share.

On October 24, 2003, the Company issued Sun One Price 150,000 of such warrants and increased Other Assets in the Condensed Consolidated Balance Sheets by $96,000 which represents the fair value of the warrants. In addition, until such time as Sun One Price no longer has any rights in loans made under the amendment to the Company's revolving credit facility pursuant to the junior participation agreement between Sun One Price and the Company's primary lender, Congress Financial (Southern) and until the Company no longer has any outstanding obligations or liabilities under the amendment to the Company's revolving credit facility, Sun One Price will be granted the right to purchase, at an exercise price of $0.01 per share, (a) 150,000 shares of the Company's common stock on November 24, 2003; (b) 150,000 shares of the Company's common stock on each monthly anniversary of November 24, 2003 until May 20, 2004; (c) 300,000 shares of the Company's common stock on May 20, 2004; and (d) 300,000 shares of the Company's common stock on each monthly anniversary of May 20, 2004 until the expiration of the warrant.

Operations and Strategies

The Company incurred operating losses during its three most recent fiscal years and the nine-month period ended November 1, 2003, and as of November 1, 2003, the Company had a substantial working capital deficit and accumulated deficit. The Company believes that these recent losses were exacerbated by difficult economic conditions existing in the retail market within which the Company operates. Since the end of fiscal 2002, the Company has experienced a negative sales trend as compared with the same period in prior fiscal years, even after adjusting for the decrease in the number of stores the Company operates. The Company's net sales for the first thirty-nine weeks of fiscal 2003 were 13.7% below those for the same thirty-nine weeks of fiscal 2002 which is well below the level of sales assumed in the Company's fiscal 2003 business plan. Comparable store sales for the first thirty-nine weeks of fiscal 2003 decreased 9.7% as compared with the same period in fiscal 2002. The primary reasons identified for the fiscal 2003 year to date decrease in net sales were imbalances in select merchandise categories, continued weakness in consumer spending on apparel and continued economic uncertainty. Additionally, the Company experienced reduced flow of merchandise while negotiating concession agreements with certain of its vendors in June 2003. The Company responded to these issues by:

o        completing the Sun transaction and the October term loan in 2003;
o negotiating with its existing lenders to further increase the maximum amount available under its credit facility to $60,000,000 with the October amendment, amending its credit facility to revise the amortization schedule of its existing $3,150,000 term loan and adding the Company's credit card receivables to the borrowing base;
o refocusing its store development strategy by reducing the number of new store openings while focusing on relocating and expanding existing stores in proven locations while closing certain smaller, under-performing stores. The Company has continued this store development approach during fiscal 2003, including the opening or reconfiguration of approximately nine large stores (seven of which have opened) which will offer the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts as separate "stores within a store" (the "tri-box store");
o implementing a revised merchandising strategy which focuses resources on higher margin, faster-turning women's and children's apparel and women's accessories categories and eliminates and/or de-emphasizes low-margin, slow-turning categories of merchandise (including gifts, home furnishings, children's accessories, uniforms and men's apparel), which the Company plans to continue and improve upon;
o implementing a marketing and advertising strategy involving targeted programs for specific regions, including direct mail, newspaper inserts, in-store collateral and electronic media;
o implementing changes in its merchandise sourcing program and its distribution systems, both designed to increase merchandise margins, in part, by reducing processing costs through increasing the amount of floor-ready merchandise;
o        changing the composition of its senior management team; and
o        reducing selling, general and administrative expenses.

The Company's ability to meet all obligations as they come due for the twelve months ending October 2004, including planned capital expenditures, is dependent upon the success in implementing these operating strategies. If such strategies are not successful, the Company will seek additional debt and/or equity capital. However, there can be no assurance that the Company will be successful in implementing these operating strategies and/or raising additional debt and/or equity capital, should it become necessary to do so.


NOTE C - DISCONTINUED OPERATIONS

The Company uses SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to account for the results of operations of certain closed stores. Under SFAS 144, the Company considers closed stores in markets where the Company has no continuing involvement to be discontinued operations. There were 24 under-performing stores closed during the nine-month period ended November 1, 2003 which have been classified as discontinued operations and their results of operations are presented below and are included in the accompanying Condensed Consolidated Statements of Operations:

                                                                 Three months ended                   Nine months ended
                                                        ------------------------------------- ------------------------------------
                                                         November 1, 2003   November 2, 2002   November 1, 2003  November 2, 2002
                                                        ------------------ ------------------ ----------------- ------------------
Net sales                                                     $   325,000        $ 2,117,000       $ 3,502,000        $ 7,167,000
                                                        ================== ================== ================= ==================
Loss from operations                                             (486,000)          (210,000)       (1,017,000)           (85,000)
Loss on disposal                                                  (81,000)                 -          (348,000)                 -
Provision for income taxes                                              -                  -                 -                  -
                                                        ------------------ ------------------ ----------------- ------------------
Net loss from discontinued operations                         $  (567,000)       $  (210,000)      $(1,365,000)       $   (85,000)
                                                        ================== ================== ================= ==================


NOTE D - EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares (when dilutive) outstanding. Common equivalent shares consist of shares under option and warrants. Amounts presented below reflect the investment of new equity on June 27, 2003 (see "Equity Investment and Enhancements to Credit Facilities" above). A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                                         Three-Month Period Ended               Nine-Month Period Ended
                                                     ----------------------------------   ------------------------------------
                                                       November 1,        November 2,        November 1,        November 2,
                                                          2003               2002               2003               2002
                                                     ----------------   ----------------   ----------------   ----------------
Weighted average number of common                         10,940,574          3,006,019         6,350,491          2,999,544
   shares outstanding - basic

Net effect of dilutive stock options - based
   on the treasury stock method using the
   average market price                                            -                  -                 -                  -
                                                     ----------------   ---------------    ---------------   ----------------

Weighted average number of common
   shares outstanding - diluted                           10,940,574         3,006,019          6,350,491          2,999,544
                                                     ================   ===============    ===============   ================

Common stock equivalents of 2,070,342 and 1,173,987 for the quarter and nine-month period ended November 1, 2003, respectively, were excluded from the computation of diluted earnings per share because such common stock equivalents were anti-dilutive. Common stock equivalents of 432,795 and 408,225 for the quarter and nine-month period ended November 2, 2002, respectively, were excluded from the computation of diluted earnings per share because such common stock equivalents were anti-dilutive.


NOTE E - CREDIT FACILITIES

In June and October 2003, the Company amended its credit facility with its primary lender. This credit facility, as amended, includes a revolving credit agreement of up to $50,000,000 (including a letter of credit sub-facility of up to $25,000,000) through July 2006. Borrowings under the Company's revolving credit agreement with its primary lender are collateralized by all assets owned by the Company during the term of the agreement (other than the land, buildings, fixtures and improvements collateralizing the mortgage loan discussed below). Amounts outstanding under the revolving credit agreement of $35,325,000 and $33,640,000 as of November 1, 2003 and November 2, 2002, respectively, are classified as current liabilities in the accompanying Condensed Consolidated Balance Sheets. Under the revolving credit agreement, the borrowings bear interest, at the Company's option (subject to certain limitations in the agreement), at the Prime Rate plus 0.5% or the Adjusted Eurodollar Rate, as defined in such agreement, plus 2.25%. The credit facility, as amended, also includes two term loans. At November 1, 2003, a balance of $8,150,000 remained on these term loans, of which $3,150,000 is classified in long-term debt in the Condensed Consolidated Balance Sheet. The October term loan plus accrued interest is payable by the Company on May 20, 2004, provided the Company meets certain minimum availability covenants as described in the revolving credit agreement. A final principal payment on the $3,150,000 term loan is due in June 2005.

Maximum borrowings under the revolving credit agreement and utilization of the letter of credit facility are based on a borrowing base formula determined with respect to eligible inventory as defined in such agreement. As a result, availability under the revolving credit facility fluctuates in accordance with the Company's seasonal variations in inventory levels. The lending formula may be revised from time to time in response to changes in the composition of the Company's inventory or other business conditions. At November 1, 2003, the Company had approximately $3.7 million of excess availability under the borrowing base formula (see also the related debt covenant discussed below). The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit agreement. Under the term loan portions of the revolving credit agreement, the borrowings bear interest at the rate of 15.0% per annum.

The Company's revolving credit agreement contains certain covenants with which the Company was in full compliance both as of quarter end and since quarter-end. Among other things, these covenants prohibit the Company from paying dividends, restrict the ability of the Company to incur additional indebtedness or encumber or dispose of assets, limit the amount of its own stock the Company can repurchase, and require the Company to maintain a minimum level of excess availability of $500,000.

The Company's amended credit agreement with its primary lender contains financial covenants which are effective only if the company falls below an average daily excess availability of $2,500,000, as measured on a rolling 20 business day basis. Should such average daily excess availability fall below $2,500,000, these financial covenants would require the Company to meet certain required levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum levels of inventory purchases. At November 1, 2003, the Company's average daily excess availability, measured on a rolling 20 business day basis was approximately $4 million.

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

The Company entered into a twenty-year mortgage agreement with a commercial bank in June 1997. The agreement, which had an original balance of $8,125,000, is secured by the Company's real property located at its corporate offices, including land, buildings, fixtures and improvements. The mortgage agreement, which had a principal balance outstanding of $6,808,000 at November 1, 2003, is payable in consecutive equal monthly installments (including interest at the rate of 9.125% per annum) through July 2017. Certain fees may be payable by the Company if the mortgage loan is repaid prior to June 2014.

In June 2003, the Company obtained from certain of its vendors deferral of up to 36 months of $4,099,000 of amounts the Company owed to such vendors as of June 27, 2003. The deferred amount bears interest at 5% per year. At November 1, 2003, $1,923,000 and $1,547,000 were included in Current Liabilities and Long-Term Debt, respectively, in the Condensed Consolidated Balance Sheets relating to the deferred amounts.

NOTE F - RELATED PARTY TRANSACTIONS

The Company paid Sun Capital Partners Management III, LLC ("SCPM"), an affiliate of Sun One Price, a fee of $460,000 in consideration of certain services the investment firm rendered to the Company in connection with the $7,000,000 equity investment, the amendment to the Company's revolving credit facility and the concessions the Company obtained from certain of its vendors. The Company also entered into a Management Services Agreement, dated as of June 27, 2003, with SCPM pursuant to which SCPM will provide various financial and management consulting services to the Company in exchange for an annual fee (which is paid in quarterly installments) equal to the greater of $500,000 or 6% of the Company's EBITDA (as defined therein). Pursuant to this Management Services Agreement, the Company paid $172,000 to SCPM through November 1, 2003, which represents management service fees for the period from June 27, 2003 through November 1, 2003.

On June 27, 2003, Sun One Price entered into a junior participation agreement with a participant in the term loan portion of the Company's revolving credit facility, pursuant to which Sun One Price paid $1,000,000 in exchange for a junior participation in the term loan.

On October 24, 2003, the Company obtained $5,000,000 in additional funding in the form of a term loan (the "October term loan") provided indirectly by its primary shareholder, Sun One Price. The additional funding was facilitated by an amendment to the Company's revolving credit facility with its primary lender under which Sun One Price purchased the $5,000,000 term loan as a junior participant. The $5,000,000 term loan plus accrued interest is payable by the Company on May 20, 2004, provided that the Company meets certain excess availability requirements as described in the amended revolving credit facility. Loans made under the new loan agreement bear interest at 15% per annum. Interest accruing on loans made under the new loan agreement is capitalized each month into the principal balance and will be due at the maturity date of the new loan agreement. In addition, Sun One Price will earn a facility fee of $150,000, which will be due and payable on the maturity date of the new loan agreement, and receive warrants to purchase the Company's common stock at the exercise price of $0.01 per share.

On October 24, 2003, the Company issued Sun One Price 150,000 of such warrants and increased Other Assets in the Condensed Consolidated Balance Sheets by $96,000 which represents the fair value of the warrants. In addition, until such time as Sun One Price no longer has any rights in loans made under the amendment to the Company's revolving credit facility pursuant to the junior participation agreement between Sun One Price and the Company's primary lender, Congress Financial (Southern) and until the Company no longer has any outstanding obligations or liabilities under the amendment to the Company's revolving credit facility, Sun One Price will be granted the right to purchase, at an exercise price of $0.01 per share, (a) 150,000 shares of the Company's common stock on November 24, 2003; (b) 150,000 shares of the Company's common stock on each monthly anniversary of November 24, 2003 until May 20, 2004; (c) 300,000 shares of the Company's common stock on May 20, 2004; and (d) 300,000 shares of the Company's common stock on each monthly anniversary of May 20, 2004 until the expiration of the warrant.

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

FINANCIAL SUMMARY

The following table sets forth, for the periods ended November 1, 2003 and November 2, 2002, certain financial statement elements expressed as a percentage of net sales:

                                                                Three-Month Period Ended               Nine-Month Period Ended
                                                            ----------------------------------    ----------------------------------
                                                              November 1,        November 2,        November 1,        November 2,
                                                                 2003               2002               2003               2002
                                                            ----------------   ----------------   ----------------   ---------------
PERCENTAGE OF NET SALES
Net sales                                                       100.0%             100.0%             100.0%             100.0%
Cost of goods sold, exclusive of depreciation and
amortization shown separately below                              65.5%              66.5%              67.2%              63.5%
                                                            ----------------   ----------------   ----------------   ---------------
Gross margin                                                     34.5%              33.5%              32.8%              36.5%
Selling, general and administrative expenses                     32.2%              29.4%              29.0%              26.2%
Store rent and related expenses                                  13.1%              11.6%              11.7%              10.1%
Depreciation and amortization expense                             2.5%               2.3%               2.3%               2.1%
Interest expense                                                  1.6%               1.1%               1.2%               1.0%
Forgiveness of debt                                                 -                  -               (2.5)%                -
                                                            ----------------   ----------------   ----------------   ---------------
Loss from continuing operations
  before income taxes                                           (14.9)%            (11.0)%             (8.9)%             (2.9)%
Provision for income taxes                                          -                  -                  -                0.1%
                                                            ----------------   ----------------   ----------------   ---------------
Loss from continuing operations                                 (14.9)%            (11.0)%             (8.9)%             (3.0)%
Loss from discontinued operations                                (0.9)%             (0.3)%             (0.7)%                -
                                                            ----------------   ----------------   ----------------   ---------------
Net loss                                                        (15.8)%            (11.3)%             (9.6)%             (3.0)%
                                                            ================   ================   ================   ===============

Results of Operations

Net sales for the three-month period ended November 1, 2003 decreased 13.0% compared with the corresponding time period in 2002. Net sales for the nine-month period ended November 1, 2003 decreased 12.6% compared with the corresponding time period in 2002. The decrease in year-over-year net sales for both periods presented was due to operating an average of 60 and 46 fewer stores in the three-month and nine-month periods, respectively, and to the Company's comparable store sales decreases of 8.4% in the third quarter of fiscal 2003 and 9.7% for the nine-month period ended November 1, 2003. The Company considers stores that have been open 18 months or more to be comparable, and there were 547 such stores at November 1, 2003. Management believes that these comparable store sales decreases were due to imbalances in inventory in select merchandise categories, continued weakness in consumer spending on apparel and continued economic uncertainty.

During the first nine months of fiscal 2003, the Company relocated or expanded ten of its stores. In addition, the Company closed forty-six under-performing stores, including nine during the quarter ended November 1, 2003 (24 of such closed stores are classified as discontinued operations - see below). At November 1, 2003, the Company operated 552 stores, fifty-nine fewer than at quarter-end last year. The stores are located in 30 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Gross margin as a percentage of net sales decreased in the third quarter and in the first nine months of fiscal 2003 compared with both such periods of fiscal 2002. This decrease in gross margin as a percentage of net sales primarily resulted from lower sales in the first nine months of fiscal 2003. Markdowns, resulting in part from price competition from discount retail chains and traditional department stores, distribution and merchandising costs increased as a percentage of net sales, as a result of a lack of sales leverage due to these lower sales year-over-year.

Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales in the third quarter and in the first nine months of fiscal 2003 compared with both such periods of fiscal 2002. SG&A expenses were higher as a percentage of net sales primarily due to a lack of sales leverage due to lower sales in the first nine months of fiscal 2003 compared with fiscal 2002. In the third quarter and the first nine months of fiscal 2003, SG&A expenses decreased in dollars compared with the same time periods in fiscal 2002 primarily due to lower store costs as a result of operating fewer stores on average year-over-year.

Store rent and related expenses decreased slightly in dollars in the third quarter due to the Company operating on average, forty-six fewer stores. However, store rent and related expenses increased in dollars in the first nine months of fiscal 2003 compared with both such periods of fiscal 2002. The increase for the first nine months of fiscal 2003 in store rent and related expenses was due to a 9.6 percent increase in the Company's average store rent. The increase in average store rent and related expenses was primarily due to the Company's recent store expansion strategy of opening larger stores with higher rents while closing older stores with lower average rent costs. Management seeks to minimize increases in store rent expense through renegotiating lease terms, relocating stores, and leveraging rent increases through strategies intended to increase sales by focusing on key categories and reformatting stores where necessary.

Depreciation and amortization decreased in dollars in the third quarter and first nine months of fiscal 2003 compared with the same period last year as a result of operating fewer stores on average year-over-year. Depreciation and amortization increased as a percentage of sales in the third quarter and first nine months of fiscal 2003 compared with the same periods last year as a result of a lack of sales leverage due to lower sales.

Interest expense increased as a percentage of net sales in both the third quarter and in the first nine months of fiscal 2003 due to higher average borrowings year-over-year and a lack of sales leverage as a result of lower sales year-over-year.

The Company's effective income tax rate for the first nine months of fiscal 2003 reflects the Company's estimate of the expected effective tax rate for the full fiscal year. At November 1, 2003, the Company's net deferred income tax assets of $25.6 million were offset by a valuation allowance of $24.8 million against these deferred income tax assets. Due to the Company's ownership change involving a 5% or more shareholder in June 2003 (see "Equity Investment and Enhancements to Credit Facilities" below), the use of the federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. The Company has not yet determined the amount, if any, of any limitation of use of these carryforwards. Because management cannot be assured that certain net operating loss carryforwards, credit carryforwards and net cumulative temporary differences for U.S. Federal and state income tax purposes will be fully utilized or realized prior to their expirations, a valuation allowance has been provided against the related net deferred income tax assets. Management will continue to assess the adequacy of or the need for the valuation allowance based upon future operations.

The Company uses SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to account for the results of operations of certain closed stores. Under SFAS 144, the Company considers closed stores in markets where the Company has no continuing involvement to be discontinued operations. There were 24 under-performing stores closed during the nine-month period ended November 1, 2003 which have been classified as discontinued operations and their results of operations are presented below and are included in the accompanying Condensed Consolidated Statements of Operations:

                                                                 Three months ended                   Nine months ended
                                                        ------------------------------------- ------------------------------------
                                                         November 1, 2003   November 2, 2002   November 1, 2003  November 2, 2002
                                                        ------------------ ------------------ ----------------- ------------------
Net sales                                                     $   325,000        $ 2,117,000       $ 3,502,000        $ 7,167,000
                                                        ================== ================== ================= ==================
Loss from operations                                             (486,000)          (210,000)       (1,017,000)           (85,000)
Loss on disposal                                                  (81,000)                 -          (348,000)                 -
Provision for income taxes                                              -                  -                 -                  -
                                                        ------------------ ------------------ ----------------- ------------------
Net loss from discontinued operations                         $  (567,000)       $  (210,000)      $(1,365,000)       $   (85,000)
                                                        ================== ================== ================= ==================

As part of its plan to improve its overall liquidity and capital resources, as more fully discussed below, the Company amended its credit facility and completed a transaction with Sun One Price, LLC ("Sun One Price"), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and three co-investors ("the Sun transaction") for a $7,000,000 investment of new equity in the Company. The completion of the equity investment and the amendments to the Company's credit facility was subject to certain conditions, including the Company obtaining certain concessions from its existing vendors. These concessions included forgiveness of $5,915,000 and deferral of up to 36 months of $4,099,000 of amounts the Company owed to such vendors as of June 27, 2003. The deferred amount bears interest at 5% per year. The forgiveness, net of consideration provided to such vendors in the form of warrants to purchase common stock, which were estimated to have a fair value of $471,000, was recognized as income during the nine-month period ended November 1, 2003. In addition, the Company further amended its credit facility to obtain $5,000,000 in additional funding in the form of a term loan (the "October term loan") provided indirectly by its primary shareholder, Sun One Price.

Equity Investment and Enhancements to Credit Facilities

On June 27, 2003, the Company obtained $7,000,000 in additional funding as a result of closing a transaction with Sun One Price, an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and three co-investors ("the Sun transaction"). In exchange for the $7,000,000, the Company issued to Sun One Price, 5,119,101 shares of its common stock, 100 shares of its preferred stock (which were converted into 11,964,500 shares of common stock immediately upon amendment of the Company's certificate of incorporation in early October 2003) and an anti-dilution warrant, the result of which gave Sun One Price 85% of the voting rights of the Company's common stock. Following the conversion of the 100 shares of preferred stock to common stock, Sun One Price owned approximately 85% of the Company's common shares outstanding and retained approximately 85% of the associated voting rights. The anti-dilution warrant allows Sun One Price to maintain its 85% ownership position upon the exercise of certain options or warrants by other investors. In addition, the Company also amended its existing credit facility to, among other things, increase the maximum credit from $44,650,000 to $54,650,000, then to $60,000,000 in October 2003 (see discussion below). The completion of the equity investment and the amendments to the credit facility were subject to certain conditions, including the Company obtaining certain concessions from its existing vendors and finalization of documentation reflecting the agreed upon enhancements to its existing credit facility. These concessions included forgiveness of $5,915,000 and deferral of up to 36 months of $4,099,000 of amounts the Company owed to such vendors as of June 27, 2003. The deferred amount bears interest at 5% per year.

On October 24, 2003, the Company obtained $5,000,000 in additional funding in the form of a term loan (the "October term loan") provided indirectly by its primary shareholder, Sun One Price. The additional funding was facilitated by an amendment to the Company's revolving credit facility with its primary lender under which Sun One Price purchased the $5,000,000 term loan as a junior participant. The $5,000,000 term loan plus accrued interest is payable by the Company on May 20, 2004, provided that the Company meets certain excess availability requirements as described in the amended revolving credit facility. Loans made under the new loan agreement bear interest at 15% per annum. Interest accruing on loans made under the new loan agreement is capitalized each month into the principal balance and will be due at the maturity date of the new loan agreement. In addition, Sun One Price will earn a facility fee of $150,000, which will be due and payable on the maturity date of the new loan agreement, and receive warrants to purchase the Company's common stock at the exercise price of $0.01 per share.

On October 24, 2003, the Company issued Sun One Price 150,000 of such warrants and increased Other Assets in the Condensed Consolidated Balance Sheets by $96,000 which represents the fair value of the warrants. In addition, until such time as Sun One Price no longer has any rights in loans made under the amendment to the Company's revolving credit facility pursuant to the junior participation agreement between Sun One Price and the Company's primary lender, Congress Financial (Southern) and until the Company no longer has any outstanding obligations or liabilities under the amendment to the Company's revolving credit facility, Sun One Price will be granted the right to purchase, at an exercise price of $0.01 per share, (a) 150,000 shares of the Company's common stock on November 24, 2003; (b) 150,000 shares of the Company's common stock on each monthly anniversary of November 24, 2003 until May 20, 2004; (c) 300,000 shares of the Company's common stock on May 20, 2004; and (d) 300,000 shares of the Company's common stock on each monthly anniversary of May 20, 2004 until the expiration of the warrant.

Outlook and Business Strategy

The Company has incurred operating losses during its three most recent fiscal years and the nine months ended November 1, 2003, and as of November 1, 2003, the Company had a substantial working capital deficit and accumulated deficit. These recent losses have been exacerbated by difficult economic conditions existing in the retail market within which the Company operates. Since the end of fiscal 2002, the Company has experienced a negative sales trend as compared with the same period in prior fiscal years, even after adjusting for the decrease in the number of stores the Company operates. The Company's net sales for the first thirty-nine weeks of fiscal 2003 were 12.6% below those for the same thirty-nine weeks of fiscal 2002 which is well below the level of sales assumed in the Company's fiscal 2003 business plan. Comparable store sales for the first thirty-nine weeks of fiscal 2003 decreased 9.7% as compared with the same period in fiscal 2002.

The Company believes that there are several reasons for this recent decrease in net sales (see "Results of Operations" above), including imbalances in inventory in select merchandise categories, continued weakness in consumer spending on apparel and continued economic uncertainty.

The Company developed a plan to respond to these issues which is detailed below. This plan provided for additional equity being invested in the Company and restructuring current financing arrangements (see "Equity Investment and Enhancements to Credit Facilities" above). This plan also provided for management to continue focusing its merchandising efforts on its higher-margin, core apparel items, reduce operating expenses, and continue its investment in its tri-box store concept, at management's discretion, while closing under-performing stores.

To address the potential cash flow issues that a continued negative net sales trend would create, the Company completed a stock purchase agreement with Sun One Price for a $7,000,000 investment of new equity in the Company and obtained an additional $5,000,000 from Sun One Price indirectly in the form of a term loan (which was facilitated by an amendment to the Company's revolving credit facility with its primary lender under which Sun One Price purchased the $5,000,000 term loan as a junior participant) (See Note E above). In addition, the Company negotiated with its existing lenders to amend its existing credit facility to, among other things, increase the maximum credit from $44,650,000 to $60,000,000. The completion of the equity investment and the amendments to the credit facility was subject to certain conditions, including the Company obtaining certain concessions from its existing vendors and finalization of documentation reflecting the agreed upon enhancements to its existing credit facility. These concessions included forgiveness of $5,915,000 and deferral of up to 36 months of $4,099,000 of amounts the Company owed to such vendors as of June 27, 2003. The deferred amount bears interest at 5% per year.

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

In addition, the Company plans to continue to focus its efforts on reducing its expenses. In fact, since the end of fiscal 2002, the Company has reduced its corporate management workforce by approximately 25%.

The Company may, continue to focus its store development efforts and business strategy in the remainder of fiscal 2003 on its self-described tri-box store concept which consists of stores ranging from approximately 7,000 to 11,000 square feet, offering the Company's "BestPrice! Kids" and "BestPrice! Plus" concepts along with substantially the same junior/misses apparel and accessories found in the Company's "BestPrice! Fashions" stores. Sales volumes in each of these stores have exceeded the Company's standard "BestPrice! Fashions" store. In fact, based on results to date, the Company's management projects that these stores, on average, will generate substantially more annual sales volume and significantly more net store contribution than the Company's traditional stores. Management expects to realize improved leverage of its fixed overhead and operations as the Company focuses its store development on these tri-box stores. However, there can be no assurance that the initial success of the tri-box stores will continue or that the tri-box store concept will retain its recent level of priority contained within the Company's strategic plans.

As a part of the Company's focus on its store development, the Company may, over a period of time, attempt to sell certain smaller square-footage stores that do not fit strategically with the Company's tri-box focus. In addition, the Company plans to continue to close or sell certain smaller square footage under-performing stores. Management believes that re-prioritizing its store development strategy and/or closing or selling under-performing and/or smaller square-footage stores, will contribute to improved cash flow, results of operations and financial condition of the Company in the future. However, there are a number of risks and uncertainties related to this strategy. See "Certain Considerations," herein.

The Company also plans to implement changes in its merchandise sourcing program and its distribution systems, both designed to increase merchandise margins, in part, by reducing processing costs through increasing the amount of floor-ready merchandise.

The Company's ability to meet all obligations as they come due for the twelve months ending October 2004, including planned capital expenditures, is dependent upon the success in implementing these strategies. There can be no assurance that the Company will be successful in implementing these strategies. If such strategies are not successful, the Company will seek additional debt and/or equity capital. However, there can be no assurance that the Company will be successful in implementing these operating strategies and/or raising additional debt and/or equity capital, should it become necessary to do so.

In light of recent changes to the Company's senior management, the Company's tri-box development strategy, merchandising strategy, certain capital spending priorities and other strategic decisions may be re-assigned a higher or lower priority or may be abandoned altogether. The Company's management is currently evaluating these and other strategies and is unable to determine how much, if any, additional debt or equity may be required to implement new strategies under consideration. There are other factors, many of which are beyond the Company's control, that could affect the Company's sales and operating results. See "Certain Considerations," herein.

Liquidity and Capital Resources

Historically, the Company's primary needs for liquidity and capital have been to fund its new store expansion and the related investment in merchandise inventories. The Company historically has relied upon cash provided by operations and borrowed funds from its revolving credit facility to meet its liquidity needs. During the Company's three most recent fiscal years, the Company has primarily relied upon its credit facilities to offset cash used in operations and to expand, relocate and open new stores. In addition, during fiscal 2003, the Company received two capital infusions totaling approximately $12,000,000 from its majority stockholder, Sun One Price. Because of its existing levels of debt, management considers its primary risk to liquidity to be its ability to generate adequate levels of net sales and gross margin while effectively controlling operating expenses. The Company relies on net sales and resultant gross margin to provide sufficient cash flow to meet its financial obligations. When net sales and gross margin levels have not been sufficient in the past, the Company has drawn funds under its credit facilities and/or negotiated with its lenders to provide additional availability to meet its liquidity needs.

The Company's ability to meet all obligations as they come due for the twelve months ending October 2004, including planned capital expenditures, is dependent upon the success in implementing the strategies outlined above. There can be no assurance that the Company will be successful in implementing these strategies. If such strategies are not successful, the Company will seek additional debt and/or equity capital. However, there can be no assurance that the Company will be successful in implementing these operating strategies and/or raising additional equity and/or debt capital, should it become necessary to do so.

The Company's credit facilities consist of a revolving credit agreement and term loan with its primary lender, a mortgage loan collateralized by the Company's corporate offices and distribution center and letter of credit facilities. Collectively, the credit facilities contain certain financial and non-financial covenants, with which the Company was in compliance at November 1, 2003. Refer to Note E to the unaudited condensed consolidated financial statements for a detailed description of the Company's credit facilities.

In the first nine months of fiscal 2003, the investment of equity and borrowings on the Company's revolving credit facility were primarily used to offset the net loss for the corresponding period, fund equity transaction and credit facility amendment costs, and fund capital expenditures. In the first nine months of fiscal 2002, net cash provided by operations and borrowings on the Company's revolving credit facility, were primarily used to fund capital expenditures.

The following schedule summarizes the changes to the Company's store portfolio:

                                                      Nine-Month Period Ended
                                            November 1, 2003          November 2, 2002
                                            ------------------------  ----------------
New store openings                                      1                       5
Store relocations or expansions                        10                      14
Store closings                                        (46)                    (11)

At November 1, 2003, total merchandise inventories increased 15.2% compared with November 2, 2002. The increase in total merchandise inventories was primarily attributable to higher levels of inventory in-transit to the Company's stores as a result of increased purchases. Total merchandise inventories at the end of the third quarter of fiscal 2003 were 30.7% higher on an average store basis than at February 1, 2003 when inventories are typically lower. The level and source of inventories are subject to fluctuations because of the Company's seasonal operations and business conditions prevailing at the time.


CERTAIN CONSIDERATIONS

For a more detailed description, please refer to "Certain Considerations" as described more fully in the Company's Form 10-K for the year ended February 1, 2003. In connection with the information contained herein, you should consider the following:

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

o The Company's tri-box store development efforts may not result in the improved operating results expected by management, nor may the tri-box stores be developed as rapidly as management had planned or at all.

o Similarly, the Company's trend of increased sales in tri-box stores, as compared with the Company's traditional stores, may not continue.

o Planned changes to and disruptions in distribution of merchandise, caused by natural disasters or otherwise, could impact the Company's business.

o Increases in the level of purchases of pre-ticketed and pre-packaged merchandise from vendors, and attendant reduction in the handling costs associated with distributing merchandise to its stores may not provide the Company with the efficiencies anticipated.

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

o The Company faces significant competition from its traditional competitors and from discount retail chains and traditional department stores. Although management believes that the Company is well-positioned to compete in its markets, there can be no assurance that the Company will be able to compete successfully against its current and future competitors.

o In light of recent changes to the Company's senior management, all current business strategies and operations are undergoing a complete review.

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


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its credit arrangements, including a variable-rate revolving credit agreement, two fixed-rate term loans and a fixed-rate mortgage loan agreement, which may adversely affect its results of operations and cash flows. The Company seeks to minimize its interest rate risk through its day-to-day operating and financing activities. The Company does not engage in speculative or derivative financial or trading activities.

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the Company's revolving credit agreement for the first nine months of fiscal 2003 and fiscal 2002 would have increased pre-tax loss and reduced pre-tax income by approximately $244,000 and $234,000 respectively.

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

PART II. OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

The Company received proxies representing 64.5% of the 8,261,747 shares outstanding and eligible to vote at the annual meeting of the Company's stockholders held on October 2, 2003. The following summarizes the votes at the annual meeting:

         Matter                               For                  Against            Abstentions  Non-Votes
Election of Directors:
  Rodger R. Krouse                          5,154,825                 0                 172,700          0
  Marc J. Leder                             5,154,825                 0                 172,700          0
  Malcolm L. Sherman                        5,154,253                 0                 173,272          0
  R. Lynn Skillen                           5,154,253                 0                 173,272          0
  Robert J. Stevenish                       5,154,825                 0                 172,700          0
  Clarence E. ("Bud") Terry                 5,154,496                 0                 173,029          0
  Allan Tofias                              5,154,210                 0                 173,315          0
  C. Deryl Couch                            5,154,730                 0                 172,795          0
  T. Scott King                             5,154,496                 0                 173,029          0
  M. Steven Liff                            5,154,730                 0                 172,795          0


         Matter                               For                  Against            Abstentions  Non-Votes
Authorization to Increase
the Number of Authorized Shares
of the Company's Common Stock               5,150,610             173,303               3,612           0

Item 5.           Other Information

                  On October 8, 2003, the Company announced the promotion of
                  C. Burt Duren to Senior Vice President, Chief Financial Officer and Treasurer.

                  On November 10, 2003, the Company announced the appointment of John J. Disa as Chief Executive Officer.

                  On December 16, 2003, the Company announced the appointment of Darrell Gold as Senior Vice President of Merchandise Planning and Allocation.

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

                       10.1 Amendment Number Seventeen to the Continuing Commercial Credit Agreement dated October 24, 2003, by and among Congress Financial Corporation (Southern) as Lender and the Company and One Price Clothing of Puerto Rico, Inc. as Borrowers: Incorporated by reference to
                       Exhibit 10.1 to the October 24, 2003 Form 8-K.

                       10.2    Form of Vendor Warrant issued by the Company to
                       Sun: Incorporated by reference to Exhibit 10.2 to the October 24, 2003 Form 8-K.

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


                  On October 24, 2003 the Company filed Form 8-K to report that the Company received $5 million in additional funding indirectly from its largest shareholder, Sun One Price, LLC. A copy of Amendment Number Seventeen to the Continuing Commercial Credit Agreement, Form of Warrants issued by the Company to Sun and the Press Release were filed with Form 8-K.

                  On November 12, 2003 the Company filed Form 8-K to report that the Company had dismissed Deloitte & Touche LLP as the Company's independent auditors effective November 6, 2003. A copy of the letter from Deloitte & Touche LLP to the Securities and Exchange Commission agreeing with the statements made by the Company in the Item 4 of this current report on Form 8-K was filed with Form 8-K.

                  On November 13, 2003 the Company filed Form 8-K to report that the Company had appointed Grant Thornton, LLP as its
                  independent accountants.
--------------------------------------------------------------------------------
              +   Filed herewith.






SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE PRICE CLOTHING STORES, INC. (Registrant)


Date: December 16, 2003     /s/ John J. Disa
                            ----------------------------------------------------
                            John J. Disa
                            Chief  Executive Officer
                            (principal executive officer)

Date: December 16, 2003     /s/ C. Burt Duren
                            ----------------------------------------------------
                            C. Burt Duren Chief Financial
                            Officer (principal financial officer
                            and principal accounting officer)